Form 10-Q
period 2015-09-30
PBF Energy Co LLC
filed 2015-12-09
CIK 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 333-206728-02

PBF ENERGY COMPANY LLC
(Exact name of registrant as specified in its charter)

DELAWARE	61-1622166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Sylvan Way, Second Floor Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)
(973) 455-7500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ] No [x]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
PBF Energy Company LLC has no common stock outstanding. As of December 4, 2015, approximately 95.1% of the outstanding economic interests in PBF Energy Company LLC were owned by PBF Energy Inc. and the remaining economic interests were held by the members of PBF Energy Company LLC, other than PBF Energy Inc.

PBF ENERGY COMPANY LLC
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

This Quarterly Report on Form 10-Q is filed by PBF Energy Company LLC (“PBF LLC”), a Delaware limited liability company and holding company, whose sole managing member is PBF Energy Inc. ("PBF Energy"). As of September 30, 2015, approximately 94.4% of the outstanding economic interests in PBF LLC were owned by PBF Energy and the remaining economic interests were held by the members of PBF LLC, other than PBF Energy. PBF LLC and its subsidiaries' business and affairs are operated and controlled by PBF Energy. PBF LLC is a holding company for the companies that directly and indirectly own and operate PBF Energy's business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC. PBF LLC also holds a 53.7% limited partner interest, a non-economic general partner interest and all of the incentive distribution rights in PBF Logistics LP ("PBFX" or the "Partnership"), a publicly traded master limited partnership. PBF LLC, through its ownership of the general partner of PBFX, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX's unit holders other than PBF LLC. Collectively, PBF LLC and its consolidated subsidiaries, including PBF Holding and PBFX are referred to hereinafter as the "Company" unless the context otherwise requires.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995, of expected future developments that involve risks and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed in the section entitled “Risk Factors” in our prospectus dated October 30, 2015 (Registration No. 333-206728) filed with the SEC on October 30, 2015 (the “Prospectus”) and elsewhere in this Quarterly Report on Form 10-Q. All forward-looking information in this Quarterly Report on Form 10-Q and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
• supply, demand, prices and other market conditions for our products, including volatility in commodity prices;
• the effects of competition in our markets;
•changes in currency exchange rates, interest rates and capital costs;
• adverse developments in our relationship with both our key employees and unionized employees;
•our ability to operate our businesses efficiently, manage capital expenditures and costs (including general and administrative expenses) and generate earnings and cash flow;
•our substantial indebtedness;
•our supply and inventory intermediation arrangements expose us to counterparty credit and performance risk;
•termination of our Inventory Intermediation Agreements with J. Aron could have a material adverse effect on our liquidity, as we would be required to finance our intermediate and refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain intermediates and finished products located at the Paulsboro and Delaware City refineries’ storage tanks upon termination of these agreements;
•restrictive covenants in our indebtedness that may adversely affect our operational flexibility or ability to make distributions;
•payments to the current and former holders of PBF LLC Series A Units and PBF LLC Series B Units under the tax receivable agreement for certain tax benefits PBF Energy may claim;
•our assumptions regarding payments arising under the tax receivable agreement and other arrangements relating to our organizational structure are subject to change due to various factors, including, among other factors, the timing of exchanges of PBF LLC Series A Units for shares of PBF Energy's Class A common stock as contemplated by the tax receivable agreement, the price of PBF Energy's Class A common stock at the time of such exchanges, the extent to which such exchanges are taxable, and the amount and timing of our income;

•our expectations and timing with respect to our acquisition activity and whether such acquisitions are accretive or dilutive to PBF Energy's shareholders;
•our expectations and timing with respect to our capital improvement and turnaround projects;
•the status of an air permit to transfer crude through the Delaware City refinery's dock;
•the impact of disruptions to crude or feedstock supply to any of our refineries, including disruptions due to problems at PBFX or with third party logistics infrastructure or operations, including pipeline, marine and rail transportation;
•the possibility that we might reduce or not make further dividend payments;
•the inability of our subsidiaries to freely pay dividends or make distributions to us;
•the impact of current and future laws, rulings and governmental regulations, including the implementation of rules and regulations regarding transportation of crude oil by rail;
•adverse impacts related to any change by the federal government in the restrictions on exporting U.S. crude oil including relaxing limitations on the export of certain types of crude oil or condensates or the lifting of the restrictions entirely;
•market risks related to the volatility in the price of Renewable Identification Numbers ("RINS") required to comply with the Renewable Fuel Standards;
•adverse impacts from changes in our regulatory environment or actions taken by environmental interest groups;
•our ability to consummate the pending acquisition of the ownership interests of the Torrance refinery and related logistics assets (collectively, the "Torrance Acquisition"), the timing for the closing of such acquisition and our plans for financing such acquisition;
•our ability to complete the successful integration of the completed acquisition of Chalmette Refining, L.L.C and related logistic assets (collectively, the "Chalmette Acquisition") and the pending Torrance Acquisition into our business and to realize the benefits from such acquisitions;
•unforeseen liabilities associated with the Chalmette Acquisition and/or Torrance Acquisition;
•the costs of PBF Energy being a public company, including Sarbanes-Oxley Act compliance;
•risk associated with the operation of PBFX as a separate, publicly-traded entity;
•potential tax consequences related to our investment in PBFX; and
•receipt of regulatory approvals and compliance with contractual obligations required in connection with PBFX.
We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report on Form 10-Q may not in fact occur. Accordingly, investors should not place undue reliance on those statements.
Our forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$471,582	$367,780
Accounts receivable	395,624	551,269
Inventories	1,101,182	1,102,261
Prepaid expense and other current assets	71,398	32,452
Total current assets	2,039,786	2,053,762

Property, plant and equipment, net	1,960,149	1,936,839
Marketable securities	234,249	234,930
Deferred charges and other assets, net	311,420	332,669
Total assets	$4,545,604	$4,558,200

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$212,772	$335,268
Accrued expenses	908,498	1,130,905
Deferred revenue	4,174	1,227
Total current liabilities	1,125,444	1,467,400

Delaware Economic Development Authority loan	8,000	8,000
Long-term debt	1,373,122	1,252,349
Intercompany note payable	134,358	109,754
Other long-term liabilities	63,119	62,750
Total liabilities	2,704,043	2,900,253

Commitments and contingencies (Note 9)

Series B Units, 1,000,000 issued and outstanding, no par or stated value	5,110	5,110

Equity:
Series A Units, 5,111,358 and 9,170,696 issued and outstanding, as of September 30, 2015 and December 31, 2014, no par or stated value	50,847	91,179
Series C Units, 85,893,850 and 81,981,119 issued and outstanding, as of September 30, 2015 and December 31, 2014, no par or stated value	922,588	865,954
Treasury units, at cost	(150,804)	(142,731)
Retained earnings/(Accumulated deficit)	702,448	528,942
Accumulated other comprehensive loss	(25,561)	(26,876)
Total PBF Energy Company LLC equity	1,499,518	1,316,468
Noncontrolling interest in PBFX	336,933	336,369
Total equity	1,836,451	1,652,837
Total liabilities, Series B units and equity	$4,545,604	$4,558,200

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$3,217,640	$5,260,003	$9,763,440	$15,308,155

Cost and expenses:
Cost of sales, excluding depreciation	2,822,444	4,670,908	8,319,404	13,754,048
Operating expenses, excluding depreciation	203,860	202,625	635,948	682,246
General and administrative expenses	50,808	37,307	125,431	106,947
(Gain) loss on sale of assets	(142)	18	(1,133)	(162)
Depreciation and amortization expense	48,133	68,010	144,401	135,887
	3,125,103	4,978,868	9,224,051	14,678,966

Income from operations	92,537	281,135	539,389	629,189

Other income (expenses):
Change in fair value of catalyst leases	4,994	5,543	8,982	1,204
Interest expense, net	(29,360)	(24,855)	(80,183)	(76,728)
Net income	68,171	261,823	468,188	553,665
Less: net income attributable to noncontrolling interests	9,381	4,637	26,608	7,328
Net income attributable to PBF Energy Company LLC	$58,790	$257,186	$441,580	$546,337

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$68,171	$261,823	$468,188	$553,665
Other comprehensive income:
Unrealized (loss) gain on available for sale securities	119	(160)	115	(75)
Net gain on pension and other postretirement benefits	400	242	1,200	691
Total other comprehensive income	519	82	1,315	616
Comprehensive income	68,690	261,905	469,503	554,281
Less: comprehensive income attributable to noncontrolling interests	9,381	4,637	26,608	7,328
Comprehensive income attributable to PBF Energy Company LLC	$59,309	$257,268	$442,895	$546,953

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$468,188	$553,665
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	151,509	141,547
Stock-based compensation	8,757	5,377
Change in fair value of catalyst lease obligations	(8,982)	(1,204)
Non-cash change in inventory repurchase obligations	53,370	(31,602)
Pension and other post retirement benefit costs	19,340	16,462
Gain on disposition of property, plant and equipment	(1,133)	(162)
Change in non-cash lower of cost or market adjustment	81,147	—

Changes in current assets and current liabilities:
Accounts receivable	155,645	(101,752)
Inventories	(110,830)	(378,538)
Prepaid expenses and other current assets	(38,946)	25,104
Accounts payable	(122,496)	(76,008)
Accrued expenses	(331,617)	269,687
Deferred revenue	2,947	(6,017)
Other assets and liabilities	(21,959)	(15,616)
Net cash provided by operations	304,940	400,943

Cash flow from investing activities:
Expenditures for property, plant and equipment	(288,909)	(258,875)
Expenditures for deferred turnaround costs	(39,725)	(58,423)
Expenditures for other assets	(7,275)	(13,446)
Purchase of marketable securities	(1,609,286)	(1,188,906)
Maturities of marketable securities	1,609,983	923,996
Proceeds from sale of assets	168,270	74,343
Net cash used in investing activities	(166,942)	(521,311)

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities:
Proceeds from issuance of PBFX common units, net of underwriters' discount and commissions	$—	$340,957
Offering costs for issuance of PBFX common units	—	(5,000)
Distributions to PBFX unit holders	$(17,082)	$(2,573)
Dividend and distributions payments	(152,838)	(283,680)
Proceeds from PBFX Senior Notes	350,000	—
Proceeds from PBFX revolver borrowings	24,500	140,100
Repayments of PBFX revolver borrowings	(275,100)	—
Proceeds from PBFX Term Loan borrowings	—	300,000
Repayments of PBFX Term Loan borrowings	(700)	(35,100)
Proceeds from intercompany loan from PBF Energy Inc.	71,904	91,660
Repayment of intercompany loan from PBF Energy Inc.	(47,300)	—
Proceeds from Rail Facility revolver borrowings	102,075	35,925
Repayments of Rail Facility revolver borrowings	(71,938)	—
Proceeds from revolver borrowings	—	395,000
Repayments of revolver borrowings	—	(410,000)
Purchases of treasury stock	(8,073)	(32,593)
Deferred financing costs and other	(9,644)	(13,905)
Net cash (used in) provided by financing activities	(34,196)	520,791

Net increase in cash and cash equivalents	103,802	400,423
Cash and equivalents, beginning of period	367,780	76,970
Cash and equivalents, end of period	$471,582	$477,393

Supplemental cash flow disclosures
Non-cash activities:
Conversion of Delaware Economic Development Authority loan to grant	$—	$4,000
Accrued distributions	$115,228	$—
Accrued construction in progress and unpaid fixed assets	$4,670	$65,193

See notes to condensed consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Company LLC ("PBF LLC" or the "Company"), a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Energy Inc. ("PBF Energy") is the sole managing member of, and owner and of an equity interest representing approximately 94.4% of the outstanding economic interest in, PBF LLC as of September 30, 2015, with the remaining economic interests were held by the members of PBF LLC, other than PBF Energy. PBF Holding Company LLC ("PBF Holding") is a wholly-owned subsidiary of PBF LLC. Delaware City Refining Company LLC ("Delaware City Refining" or "DCR"), Delaware Pipeline Company LLC, PBF Power Marketing LLC, PBF Energy Limited, Paulsboro Refining Company LLC, Paulsboro Natural Gas Pipeline Company LLC and Toledo Refining Company LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. As of September 30, 2015, PBF LLC also holds a 53.7% limited partner interest and all of the incentive distribution rights in PBF Logistics LP ("PBFX" or the "Partnership"), a publicly traded master limited partnership (refer to Note 2 "PBF Logistics LP" of our Notes to Condensed Consolidated Financial Statements). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. Collectively, PBF LLC and its consolidated subsidiaries, including PBF Holding and PBFX are referred to hereinafter as the "Company" unless the context otherwise requires.
On February 6, 2015, PBF Energy completed a public offering of 3,804,653 shares of Class A common stock in a secondary offering (the "February 2015 secondary offering"). All of the shares in the February 2015 secondary offering were sold by funds affiliated with Blackstone Group L.P., or Blackstone, and First Reserve Management, L.P., or First Reserve. In connection with the February 2015 secondary offering, Blackstone and First Reserve exchanged all of their remaining PBF LLC Series A Units for an equivalent number of shares of Class A common stock of PBF Energy, and as a result, Blackstone and First Reserve no longer hold any PBF LLC Series A Units or shares of PBF Energy Class A Common stock. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy and others, received a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve in accordance with the amended and restated limited liability company agreement of PBF LLC. PBF Energy did not receive any proceeds from the February 2015 secondary offering. As of September 30, 2015, PBF Energy owns 85,893,850 PBF LLC Series C Units and PBF Energy's executive officers and directors and certain employees and others beneficially own 5,111,358 PBF LLC Series A Units. As of September 30, 2015, the holders of PBF Energy's issued and outstanding shares of Class A common stock have 94.4% of the voting power in PBF Energy and the members of PBF LLC, other than PBF Energy, through their holdings of Class B common stock have the remaining 5.6% of the voting power in PBF Energy.
Substantially all of the Company’s operations are in the United States. The Company operates in two reportable business segments: Refining and Logistics. The Company’s three oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that was formed to operate logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities. PBFX's operations are aggregated into the Logistics segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

Basis of Presentation
The unaudited condensed consolidated financial information furnished herein reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the financial position and the results of operations and cash flows of the Company for the periods presented. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the prospectus dated October 30, 2015, as filed with the SEC on October 30, 2015 (the “Prospectus”). The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements
In April 2015, the FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) for all entities by one year. The guidance in ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. Under ASU 2015-14, this guidance becomes effective for interim and annual periods beginning after December 15, 2017 and permits the use of either the retrospective or cumulative effect transition method. Under ASU 2015-14, early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company continues to evaluate the impact of this new standard on its consolidated financial statements and related disclosures.
In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which requires (i) that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, (iii)that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under ASU 2015-16, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2017 with prospective application with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

2. PBF LOGISTICS LP
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units. As of September 30, 2015, PBF LLC holds a 53.7% limited partner interest in PBFX (consisting of 2,572,944 common units and 15,886,553 subordinated units) and all of PBFX's incentive distribution rights, with the remaining 46.3% limited partner interest held by public common unit holders. PBF LLC also owns indirectly a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.
PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates. All of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling and transferring crude oil and refined products and storing crude oil and refined products. PBF LLC also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions are eliminated by PBF LLC in consolidation.
PBFX’s initial assets consisted of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which is referred to as the “Delaware City Rail Terminal”), and a crude oil truck unloading terminal at the Toledo refinery (which is referred to as the “Toledo Truck Terminal”) that are integral components of the crude oil delivery operations at all three of PBF Energy’s refineries. On September 30, 2014, PBF LLC contributed to PBFX all of the equity interests of Delaware City Terminaling Company II LLC, which assets consist solely of the Delaware City heavy crude unloading rack (the "DCR West Rack"), for total consideration of $150,000. On December 11, 2014, PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Toledo Terminaling Company LLC, whose assets consist of a tank farm and related facilities located at our Toledo refinery, including a propane storage and loading facility (the "Toledo Storage Facility"), for total consideration of $150,000. On May 14, 2015 PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC ("DPC") and Delaware City Logistics Company LLC ("DCLC"), whose assets consist of a products pipeline, truck rack and related facilities located at our Delaware City refinery (collectively the "Delaware City Products Pipeline and Truck Rack"), for total consideration of $143,000.
PBFX, a variable interest entity, is consolidated by PBF LLC. PBF LLC through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.

3. NONCONTROLLING INTEREST OF PBF ENERGY AND PBFX

Noncontrolling Interest in PBFX
PBF LLC holds a 53.7% limited partner interest in PBFX and owns all of PBFX’s incentive distribution rights, with the remaining 46.3% limited partner interest owned by public common unit holders as of September 30, 2015. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
PBF LLC consolidates the financial results of PBFX, and records a noncontrolling interest for the economic interest in PBFX held by the public common unit holders. Noncontrolling interest on the consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in PBFX held by the public common unit holders of PBFX other than PBF LLC. Noncontrolling interest on the consolidated balance sheets includes the portion of net assets of PBFX attributable to the public common unit holders of PBFX.
The noncontrolling interest ownership percentage of PBFX as of September 30, 2015 and December 31, 2014, is calculated as follows:

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
December 31, 2014	15,812,500	17,171,077	32,983,577
	47.9%	52.1%	100.0%
September 30, 2015	15,893,313	18,459,497	34,352,810
	46.3%	53.7%	100.0%
The following table summarizes the changes in equity for the controlling and noncontrolling interests of PBF LLC for the nine months ended September 30, 2015 and 2014:

	PBF Energy Company LLC Equity	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2015	$1,316,468	$336,369	$1,652,837
Comprehensive income	442,895	26,608	469,503
Dividends and distributions	(268,066)	(17,082)	(285,148)
Issuance of additional PBFX common units	11,390	(11,390)	—
Stock-based compensation	6,329	2,428	8,757
Exercise of PBF LLC options and warrants, net and other	(1,425)	—	(1,425)
Purchase of treasury stock	(8,073)	—	(8,073)
Balance at September 30, 2015	$1,499,518	$336,933	$1,836,451

	PBF Energy Company LLC Equity	Noncontrolling Interest in PBFX	Total Equity
Balance at January 1, 2014	$1,779,710	$—	$1,779,710
Comprehensive income	546,953	7,328	554,281
Dividends and distributions	(283,680)	(2,573)	(286,253)
Issuance of additional PBFX common units	4,249	(4,249)	—
Stock-based compensation	4,724	653	5,377
Record noncontrolling interest upon completion of the PBFX Offering	—	335,957	335,957
Exercise of PBF LLC options and warrants, net and other	2,477	—	2,477
Purchase of treasury stock	(32,593)	—	(32,593)
Balance at September 30, 2014	$2,021,840	$337,116	$2,358,956

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

4. INVENTORIES
Inventories consisted of the following:

September 30, 2015
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$954,744	$21,288	$976,032
Refined products and blendstocks	545,279	310,238	855,517
Warehouse stock and other	40,890	—	40,890
	$1,540,913	$331,526	$1,872,439
Lower of cost or market reserve	(662,638)	(108,619)	(771,257)
Total inventories	$878,275	$222,907	$1,101,182

December 31, 2014
	Titled Inventory	Inventory Supply and Intermediation Arrangements	Total
Crude oil and feedstocks	$918,756	$61,122	$979,878
Refined products and blendstocks	520,308	255,459	775,767
Warehouse stock and other	36,726	—	36,726
	$1,475,790	$316,581	$1,792,371
Lower of cost or market reserve	(609,774)	(80,336)	(690,110)
Total inventories	$866,016	$236,245	$1,102,261

Inventory under inventory supply and intermediation arrangements includes certain crude oil stored at the Company’s Delaware City refinery's storage facilities that the Company will purchase as it is consumed in connection with its crude supply agreement; and intermediates and light finished products sold to counterparties in connection with the intermediation agreements and stored in the Paulsboro and Delaware City refineries' storage facilities.
Due to the lower crude oil and refined product pricing environment at the end of 2014 and into the third quarter of 2015, the Company recorded adjustments to value its inventories to the lower of cost or market. During the three months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased both operating income and net income by $208,313 reflecting the net change in the lower of cost or market inventory reserve from $562,944 at June 30, 2015 to $771,257 at September 30, 2015. During the nine months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased both operating income and net income by $81,147 reflecting the net change in the lower of cost or market inventory reserve from $690,110 at December 31, 2014 to $771,257 at September 30, 2015.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

5. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	September 30, 2015	December 31, 2014
Deferred turnaround costs, net	$183,618	$204,987
Catalyst, net	71,516	77,322
Deferred financing costs, net	34,495	32,280
Linefill	10,230	10,230
Restricted cash	1,500	1,521
Intangible assets, net	231	357
Other	9,830	5,972
Total deferred charges and other assets, net	$311,420	$332,669

6. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014
Inventory-related accruals	$407,678	$588,297
Inventory supply and intermediation arrangements	212,930	253,549
Accrued distribution	115,228	—
Accrued transportation costs	49,548	59,959
Accrued salaries and benefits	37,766	56,117
Excise and sales tax payable	20,430	40,444
Accrued interest	20,100	23,127
Accrued utilities	9,633	22,337
Customer deposits	8,910	24,659
Accrued construction in progress	4,634	31,452
Renewable energy credit obligations	—	286
Other	21,641	30,678
Total accrued expenses	$908,498	$1,130,905

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the Inventory Intermediation Agreements with J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc. ("J. Aron"). A liability is recognized for the Inventory supply and intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company's storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.
The Company has the obligation to purchase and sell feedstocks under a supply agreement with Statoil Marketing and Trading (US) Inc. ("Statoil") for its Delaware City refinery (the “Crude Supply Agreement”).  Statoil purchases the refinery's production of certain feedstocks or purchases feedstocks from third parties on the refineries' behalf. Legal title to the feedstocks is held by Statoil and the feedstocks are held in the refinery's storage tanks until they are needed for further use in the refining process. At that time, the products are drawn out of the storage tanks and purchased by the refinery. These purchases and sales are settled monthly at the daily market prices related to those

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

products. These transactions are considered to be made in contemplation of each other and, accordingly, do not result in the recognition of a sale when title passes from the refinery to Statoil. Inventory remains at cost and the net cash receipts result in a liability.
The Company is subject to obligations to purchase Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuels Standard. The Company's overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency ("EPA"). To the degree the Company is unable to blend the required amount of biofuels to satisfy its RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued Expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in Prepaid expenses and other current assets when the amount of RINs earned and purchased is greater than the RINs liability.

7. CREDIT FACILITIES
On April 29, 2015, PBF Rail Logistics LLC ("PBF Rail"), an indirect wholly-owned subsidiary of PBF Holding, entered into the First Amendment to Loan Agreement (as amended, the “Rail Facility”) among Credit Agricole Corporate + Investment Bank as Administrative Agent, Deutsche Bank Trust Company Americas as Collateral Agent, DVB Bank SE as Syndication Agent, ING Bank, a branch of ING-DiBa AG as Documentation Agent and certain other Continuing Lenders, as defined in the agreement. The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars. The amendments to the Rail Facility include the extension of the maturity to April 29, 2017, the reduction of the total commitment from $250,000 to $150,000, and the reduction of the commitment fee on the unused portion of the Rail Facility.
On May 12, 2015, PBFX entered into an indenture among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of the Partnership ("PBF Logistics Finance," and together with the Partnership, the "Issuers"), the Guarantors named therein (certain subsidiaries of PBFX) and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350,000 in aggregate principal amount of 6.875% Senior Notes due 2023 (the "PBFX Senior Notes"). PBF LLC has provided a limited guarantee of collection of the principal amount of the PBFX Senior Notes, but is not otherwise subject to the covenants of the indenture. Of the $350,000 aggregate PBFX Senior Notes, $19,910 were purchased by certain of PBF Energy’s officers and directors and their affiliates and family members pursuant to a separate private placement transaction. After deducting offering expenses, PBFX received net proceeds of approximately $343,000 from the PBFX Senior Notes offering.
PBF LLC, exclusive of its consolidating subsidiaries, provides a limited guarantee of collection of the principal amount of the PBFX Senior Notes. Under the PBF LLC parent company limited guarantee, PBF LLC would not have any obligation to make principal payments with respect to the notes unless all remedies, including in the context of bankruptcy proceedings, have first been fully exhausted against PBFX with respect to such payment obligation, and holders of the PBFX Senior Notes are still owed amounts in respect of the principal of the notes. PBF LLC is not otherwise subject to the covenants of the indenture governing the notes. As a result of the limited guarantee the following PBF LLC parent company balance sheets and statements of operations support the limited guarantee of collection.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

PBF ENERGY COMPANY LLC (PARENT COMPANY)
BALANCE SHEETS
(in thousands)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$83,924	$135,210
Due from related parties	268,090	—
Other current assets	15,234	—
Total current assets	367,248	135,210
Intercompany note receivable	18,178	12,510
Investment in subsidiaries	1,235,039	1,173,854
Total assets	$1,620,465	$1,321,574

LIABILITIES AND EQUITY

Current liabilities:
Due to related parties	$115,228	$—

Total equity	1,505,237	1,321,574
Total liabilities and equity	$1,620,465	$1,321,574

PBF ENERGY COMPANY LLC (PARENT COMPANY)
STATEMENT OF OPERATIONS
(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Equity in earnings of subsidiaries	$59,083	$257,191	$441,770	$546,180
Interest (expense) income	(293)	(5)	(190)	157
Net income	$58,790	$257,186	$441,580	$546,337

8. MARKETABLE SECURITIES
The U.S Treasury securities purchased by the Company with the proceeds from the PBFX Offering are used as collateral to secure a three-year, $300,000 term loan facility entered into by PBFX (the "PBFX Term Loan"). PBFX anticipates holding the securities for an indefinite amount of time (the securities will be rolled over as they mature). As necessary and at the discretion of PBFX, these securities are expected to be liquidated and the proceeds used to fund future capital expenditures. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX's investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions, so these investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and are measured using Level 1 inputs.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

The maturities of the marketable securities range from one to three months and are classified on the balance sheet in non-current assets.
As of September 30, 2015 and December 31, 2014, the Company held $234,249 and $234,930, respectively, in marketable securities. The gross unrecognized holding gains and losses as of September 30, 2015 and December 31, 2014 were not material. The net realized gains or losses from the sale of marketable securities were immaterial for the three and nine months ended September 30, 2015 and 2014.

9. COMMITMENTS AND CONTINGENCIES
Environmental Matters
The Company’s refineries are subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and the compositions of fuels. Compliance with existing and anticipated laws and regulations can increase the overall cost of operating the refineries, including remediation, operating costs and capital costs to construct, maintain and upgrade equipment and facilities.
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $10,714 recorded as of September 30, 2015 ($10,476 as of December 31, 2014) represents the present value of expected future costs discounted at a rate of 8%. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. As of September 30, 2015 and December 31, 2014, this liability is self-guaranteed by the Company.
In connection with the acquisition of the Delaware City assets, Valero Energy Corporation ("Valero") remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations.
In connection with the acquisition of the Delaware City assets and the Paulsboro refinery, the Company and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with the Toledo refinery acquisition, Sunoco, Inc. (R&M) ("Sunoco") remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011, subject to certain limitations.
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million ("PPM") sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, six Northeastern states require heating oil with 15 PPM or less sulfur. By July 1, 2016, two more states are expected to adopt this requirement and by July 1, 2018 most of the remaining Northeastern states (except for Pennsylvania and New Hampshire) will require heating oil with 15 PPM or less sulfur. All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company's financial position, results of operations or cash flows.
The EPA issued the final Tier 3 Gasoline standards on March 3, 2014 under the Clean Air Act. This final rule establishes more stringent vehicle emission standards and further reduces the sulfur content of gasoline starting in January of 2017.  The new standard is set at 10 PPM sulfur in gasoline on an annual average basis starting January 1, 2017, with a credit trading program to provide compliance flexibility. The EPA responded to industry comments on the proposed rule and maintained the per gallon sulfur cap on gasoline at the existing 80 PPM cap. The standards set by the new rule are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
The EPA was required to release the final annual standards for the Reformulated Fuels Standard ("RFS") for 2014 no later than Nov 29, 2013 and for 2015 no later than Nov 29, 2014. The EPA did not meet these requirements but did release proposed standards for 2014. The EPA did not finalize this proposal in 2014. However, in May 2015,

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

the EPA re-proposed annual standards for RFS 2 for 2014, and proposed new standards for 2015 and 2016 and biomass-based diesel volumes for 2017. The EPA is proposing volume requirements in the annual standards which, while below the volumes originally set by Congress, would increase renewable fuel use in the U.S. above historical levels and provide for steady growth over time. The EPA is also proposing to increase the required volume of biomass-based diesel in 2015, 2016, and 2017 while maintaining the opportunity for growth in other advanced biofuels. The EPA has solicited comments on the proposed annual standards and held public hearings on June 25, 2015. Final action on this proposal is expected by November 30, 2015. If they are issued, the final standards may have a material impact on the Company's cost of compliance with RFS 2.
On September 12, 2012, the EPA issued final amendments to the New Source Performance Standards ("NSPS") for petroleum refineries, including standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares.  The Company has evaluated the impact of the regulation and amended standards on its refinery operations and currently does not expect the cost to comply to be material.
In addition, the EPA published a Final Rule to the Clean Water Act ("CWA") Section 316(b) in August 2014 regarding cooling water intake structures which includes requirements for petroleum refineries. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available (BTA) as soon as possible, but state agencies have the discretion to establish implementation time lines. The Company continues to evaluate the impact of this regulation, and at this time does not anticipate it having a material impact on the Company’s financial position, results of operations or cash flows.

The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively the "Appellants") regarding an air permit Delaware City Refining obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the "EAB") and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of Delaware City Refining and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants' appeal. The Appellants appealed to the Delaware Supreme Court, and, on November 5, 2015, the Delaware Supreme Court affirmed the Superior Court decision.
The Company is also currently subject to certain other existing environmental claims and proceedings. The Company believes that there is only a remote possibility that future costs related to any of these other known contingent liability exposures would have a material impact on its financial position, results of operations or cash flows.

PBF LLC Limited Liability Company Agreement

The holders of limited liability company interests in PBF LLC, including PBF Energy, generally have to include for purposes of calculating their U.S. federal, state and local income taxes their share of any taxable income of PBF LLC, regardless of whether such holders receive cash distributions from PBF LLC. PBF Energy ultimately may not receive cash distributions from PBF LLC equal to its share of such taxable income or even equal to the actual tax due with respect to that income. For example, PBF LLC is required to include in taxable income PBF LLC’s allocable share of PBFX’s taxable income and gains (such share to be determined pursuant to the partnership

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

agreement of PBFX), regardless of the amount of cash distributions received by PBF LLC from PBFX, and such taxable income and gains will flow-through to PBF Energy to the extent of its allocable share of the taxable income of PBF LLC. As a result, at certain times, the amount of cash otherwise ultimately available to PBF Energy on account of its indirect interest in PBFX may not be sufficient for PBF Energy to pay the amount of taxes it will owe on account of its indirect interests in PBFX.

Taxable income of PBF LLC generally is allocated to the holders of PBF LLC units (including PBF Energy) pro rata in accordance with their respective share of the net profits and net losses of PBF LLC. In general, PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, pro rata in accordance with their respective percentage interests for such period (as determined under the amended and restated limited liability company agreement of PBF LLC), subject to available cash and applicable law and contractual restrictions (including pursuant to our debt instruments) and based on certain assumptions. Generally, these tax distributions are required to be in an amount equal to our estimate of the taxable income of PBF LLC for the year multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses). If, with respect to any given calendar year, the aggregate periodic tax distributions were less than the actual taxable income of PBF LLC multiplied by the assumed tax rate, PBF LLC is required to make a “true up” tax distribution, no later than March 15 of the following year, equal to such difference, subject to the available cash and borrowings of PBF LLC. PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

Tax Receivable Agreement

PBF Energy entered into a tax receivable agreement with the PBF LLC Series A and PBF LLC Series B Unit holders (the “Tax Receivable Agreement”) that provides for the payment by PBF Energy to such persons of an amount equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis, as described below, and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. For purposes of the Tax Receivable Agreement, the benefits deemed realized by PBF Energy will be computed by comparing the actual income tax liability of PBF Energy (calculated with certain assumptions) to the amount of such taxes that PBF Energy would have been required to pay had there been no increase to the tax basis of the assets of PBF LLC as a result of purchases or exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock and had PBF Energy not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless: (i) PBF Energy exercises its right to terminate the Tax Receivable Agreement, (ii) PBF Energy breaches any of its material obligations under the Tax Receivable Agreement or (iii) certain changes of control occur, in which case all obligations under the Tax Receivable Agreement will generally be accelerated and due as calculated under certain assumptions.

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 94.4% interest in PBF LLC as of September 30, 2015 (89.9% as of December 31, 2014). PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

11. DIVIDENDS AND DISTRIBUTIONS
With respect to dividends and distributions paid during the nine months ended September 30, 2015, PBF LLC made aggregate non-tax quarterly distributions of $81,954, or $0.90 per unit, to its members, of which $77,287 was distributed prorata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $77,287 to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 10, 2015, May 27, 2015 and August 10, 2015. In addition, during the nine months ended September 30, 2015, PBF LLC made aggregate tax distributions to its members of $186,112, of which $175,551 was distributed to PBF Energy.

With respect to distributions paid during the nine months ended September 30, 2015, PBFX paid a distribution on outstanding common and subordinated units of $0.33 per unit on March 4, 2015, $0.35 per unit on May 29, 2015 and $0.37 per unit on August 31, 2015 for a total distribution of $35,772, of which $18,690 was distributed to PBF LLC and the balance was distributed to its public unit holders.

12. TREASURY UNITS

On August 19, 2014, PBF Energy's Board of Directors authorized the repurchase of up to $200,000 of the Company's Series C Units, through the repurchase of PBF Energy’s Class A common stock (the "Repurchase Program"). On October 29, 2014, PBF Energy's Board of Directors approved an additional $100,000 increase to the existing Repurchase Program. As of September 30, 2015, the Company has purchased approximately 6.05 million of the Company's Series C Units under the Repurchase Program, for a total of $150,804 through the purchase of PBF Energy’s Class A common stock in open market transactions. During the three and nine months ended September 30, 2015, the Company repurchased 142,487 and 284,771 of the Company's Series C Units, respectively, for $4,073 and $8,073, respectively through the purchase of PBF Energy’s Class A common stock in open market transactions. During both, the three and nine months ended September 30, 2014, the Company repurchased 1,354,943 of the Company's Series C Units for $32,593 through the purchase of PBF Energy’s Class A common stock in open market transactions.

The following table summarizes PBF Energy's Class A common stock repurchase activity under the Repurchase Program:

	Number of shares purchased (1)	Cost of purchased shares
Shares purchased as of December 31, 2014	5,765,946	$142,731
Shares purchased during the nine months ended September 30, 2015	284,771	8,073
Shares purchased as of September 30, 2015	6,050,717	$150,804
__________
(1) - The shares purchased include only those shares that have settled as of the period end date.
These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. PBF Energy is not obligated to purchase any shares under the Repurchase Program, and repurchases may be suspended or discontinued at any time without prior notice.

As of September 30, 2015, PBF Energy has the ability to purchase an additional $149,196 in Class A common stock under the approved Repurchase Program.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

13. EMPLOYEE BENEFIT PLANS
The components of net periodic benefit cost related to the Company’s defined benefit plans consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$5,790	$5,134	$17,369	$14,276
Interest cost	710	616	2,126	1,787
Expected return on plan assets	(830)	(546)	(2,489)	(1,609)
Amortization of prior service costs	13	13	39	26
Amortization of loss	311	277	933	757
Net periodic benefit cost	$5,994	$5,494	$17,978	$15,237

	Three Months Ended September 30,		Nine Months Ended September 30,
Post Retirement Medical Plan	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$243	$269	$731	$747
Interest cost	134	125	403	353
Amortization of prior service costs	76	52	228	107
Amortization of loss (gain)	—	—	—	(4)
Net periodic benefit cost	$453	$446	$1,362	$1,203

14. FAIR VALUE MEASUREMENTS
The tables below present information about the Company's financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of September 30, 2015 and December 31, 2014.
We have elected to offset the fair value amounts recognized for multiple derivative contracts executed with the same counterparty; however, fair value amounts by hierarchy level are presented on a gross basis in the tables below. We have posted cash margin with various counterparties to support hedging and trading activities. The cash margin posted is required by counterparties as collateral deposits and cannot be offset against the fair value of open contracts except in the event of default. We have no derivative contracts that are subject to master netting arrangements that are reflected gross on the balance sheet.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

	As of September 30, 2015
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$342,414	$—	$—	$342,414	N/A	$342,414
Marketable securities	234,249	—	—	234,249	N/A	234,249
Non-qualified pension plan assets	9,441	—	—	9,441	N/A	9,441
Commodity contracts	148,907	10,710	838	160,455	(137,670)	22,785
Derivatives included with intermediation agreement obligations	—	44,684	—	44,684	—	44,684
Derivatives included with inventory supply arrangement obligations	—	1,031	—	1,031	—	1,031
Liabilities:
Commodity contracts	134,702	1,945	1,023	137,670	(137,670)	—
Catalyst lease obligations	—	27,577	—	27,577	—	27,577

	As of December 31, 2014
	Fair Value Hierarchy			Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
	Level 1	Level 2	Level 3
Assets:
Money market funds	$5,575	$—	$—	$5,575	N/A	$5,575
Marketable securities	234,930	—	—	234,930	N/A	234,930
Non-qualified pension plan assets	5,494	—	—	5,494	N/A	5,494
Commodity contracts	415,023	12,093	1,715	428,831	(397,676)	31,155
Derivatives included with inventory intermediation agreement obligations	—	94,834	—	94,834	—	94,834
Derivatives included with inventory supply arrangement obligations	—	4,251	—	4,251	—	4,251
Liabilities:
Commodity contracts	390,144	7,338	194	397,676	(397,676)	—
Catalyst lease obligations	—	36,559	—	36,559	—	36,559

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within Cash and cash equivalents.

•	Marketable securities, consisting primarily of US Treasury securities, categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices.

•
Non-qualified pension plan assets categorized in Level 1 of the fair value hierarchy are measured at fair value using a market approach based on published net asset values of mutual funds and included within Deferred charges and other assets, net.

•
The commodity contracts categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted prices in an active market. The commodity contracts categorized in Level 2 of the fair value hierarchy are measured at fair value using a market approach based upon future commodity prices for similar instruments quoted in active markets.

•
The commodity contracts categorized in Level 3 of the fair value hierarchy consist of commodity price swap contracts that relate to forecasted purchases of crude oil for which quoted forward market prices are not readily available due to market illiquidity. The forward prices used to value these swaps were derived using broker quotes, prices from other third party sources and other available market based data.

•
The derivatives included with inventory supply arrangement obligations, derivatives included with inventory intermediation agreement obligations and the catalyst lease obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based upon commodity prices for similar instruments quoted in active markets.

The table below summarizes the changes in fair value measurements categorized in Level 3 of the fair value hierarchy:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$1,905	$2,689	$1,521	$(23,365)
Purchases	—	—	—	—
Settlements	(1,238)	(9,020)	(12,549)	(5,353)
Unrealized gain included in earnings	(852)	19,377	10,843	41,764
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Balance at end of period	$(185)	$13,046	$(185)	$13,046

There were no transfers between levels during the three and nine months ended September 30, 2015 and 2014, respectively.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

Fair value of debt
The table below summarizes the fair value and carrying value of debt as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes (a)	$669,354	$680,548	$668,520	$675,580
PBFX Senior Notes (a)	350,000	328,976	—	—
PBFX Term Loan (b)	234,200	234,200	234,900	234,900
Rail Facility (b)	67,491	67,491	37,270	37,270
PBFX Revolving Credit Facility (b)	24,500	24,500	275,100	275,100
Revolving Loan (b)	—	—	—	—
Catalyst leases (c)	27,577	27,577	36,559	36,559
	1,373,122	1,363,292	1,252,349	1,259,409
Less - Current maturities	—	—	—	—
Long-term debt	$1,373,122	$1,363,292	$1,252,349	$1,259,409

(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the Senior Secured Notes and the PBFX Senior Notes.
(b) The estimated fair value approximates carrying value, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.
(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company's liability is directly impacted by the change in fair value of the underlying catalyst.

15. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company’s crude supply agreement contains purchase obligations for certain volumes of crude oil and other feedstocks. In addition, the Company entered into Inventory Intermediation Agreements commencing in July 2013 that contain purchase obligations for certain volumes of intermediates and refined products. The purchase obligations related to crude oil, feedstocks, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying crude oil and refined products. The level of activity for these derivatives is based on the level of operating inventories.

As of September 30, 2015, there were 238,306 barrels of crude oil and feedstocks (662,579 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. As of September 30, 2015, there were 3,130,766 barrels of intermediates and refined products (3,106,325 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of September 30, 2015, there were 45,651,000 barrels of crude oil and 2,277,000 barrels of refined products (47,339,000 and 1,970,871, respectively, as of December 31, 2014), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

The following tables provide information about the fair values of these derivative instruments as of September 30, 2015 and December 31, 2014 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
September 30, 2015:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$1,031
Derivatives included with the intermediation agreement obligations	Accrued expenses	$44,684
December 31, 2014
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$4,251
Derivatives included with the intermediation agreement obligations	Accrued expenses	$94,834

Derivatives not designated as hedging instruments:
September 30, 2015:
Commodity contracts	Accounts receivable	$22,785
December 31, 2014
Commodity contracts	Accounts receivable	$31,155

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

The following tables provide information about the gain or loss recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the three months ended September 30, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$1,409
Derivatives included with the intermediation agreement obligations	Cost of sales	$34,424
For the three months ended September 30, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$2,729
Derivatives included with the intermediation agreement obligations	Cost of sales	$20,900
For the nine months ended September 30, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(3,220)
Derivatives included with the intermediation agreement obligations	Cost of sales	$(50,150)
For the nine months ended September 30, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$1,660
Derivatives included with the intermediation agreement obligations	Cost of sales	$29,942

Derivatives not designated as hedging instruments:
For the three months ended September 30, 2015:
Commodity contracts	Cost of sales	$31,017
For the three months ended September 30, 2014:
Commodity contracts	Cost of sales	$70,624
For the nine months ended September 30, 2015:
Commodity contracts	Cost of sales	$(14,080)
For the nine months ended September 30, 2014:
Commodity contracts	Cost of sales	$101,902

Hedged items designated in fair value hedges:
For the three months ended September 30, 2015:
Crude oil and feedstock inventory	Cost of sales	$(1,409)
Intermediate and refined product inventory	Cost of sales	$(34,424)
For the three months ended September 30, 2014:
Crude oil and feedstock inventory	Cost of sales	$(2,729)
Intermediate and refined product inventory	Cost of sales	$(20,900)
For the nine months ended September 30, 2015:
Crude oil and feedstock inventory	Cost of sales	$3,220
Intermediate and refined product inventory	Cost of sales	$50,150
For the nine months ended September 30, 2014:
Crude oil and feedstock inventory	Cost of sales	$(1,660)
Intermediate and refined product inventory	Cost of sales	$(29,942)

The Company had no ineffectiveness related to the Company's fair value hedges for the three and nine months ended September 30, 2015 and 2014.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

16. SEGMENT INFORMATION

The Company's operations are organized into two reportable segments, Refining and Logistics. Operations that are not included in the Refining and Logistics segments are included in Corporate. Intersegment transactions are eliminated in the consolidated financial statements and are included in Eliminations.

Refining
As of September 30, 2015, the Company 's Refining Segment includes the operations of its three refineries which are located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. The refineries produce unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. The Company purchases crude oil, other feedstocks and blending components from various third-party suppliers. The Company sells products throughout the Northeast and Midwest of the United States, as well as in other regions of the United States and Canada, and is able to ship products to other international destinations. As of September 30, 2015, the refineries have a combined processing capacity, known as throughput, of approximately 540,000 barrels per day ("bpd"), and a weighted-average Nelson Complexity Index of 11.3.

Logistics
The Company formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX's assets consist of (i) a rail terminal which has a double loop track and ancillary pumping and unloading equipment located at the Delaware City refinery with an unloading capacity of approximately 130,000 bpd; (ii) a truck terminal comprised of six lease automatic custody transfer units accepting crude oil deliveries by truck located at the Toledo refinery designed for total throughput capacity of up to approximately 22,500 bpd; (iii) a heavy crude rail unloading rack located at the Delaware City refinery with an unloading capacity of at least 40,000 bpd; (iv) a tank farm with aggregate storage capacity of approximately 3.9 million barrels, including a propane storage and loading facility with throughput capacity of 11,000 bpd at the Toledo Refinery; (v) a 23.4 mile 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd at the Delaware City refinery and; (vi) a 15-lane, 76,000 bpd capacity truck loading rack utilized to distribute gasoline, distillates and liquefied petroleum gas at the Delaware City refinery. PBFX provides various rail and truck terminaling services, pipeline transportation services and storage services to PBF Holding and/or its subsidiaries through long-term commercial agreements. PBFX currently does not generate third party revenue and as such intersegment related-party revenues are eliminated in consolidation. Prior to the PBFX Offering, PBFX's assets were operated within the refining operations of the Company's Delaware City and Toledo refineries. The assets did not generate third party revenue and were not considered to be a separate reportable segment.

The Company evaluates the performance of its segments based primarily on income from operations. Income from operations includes those revenues and expenses that are directly attributable to management of the respective segment. The Logistics segment's revenues include inter-segment transactions with the Company's Refining segment at prices the Company believes are substantially equivalent to the prices that could have been negotiated with unaffiliated parties with respect to similar services. Activities of the Company's business that are not included in the two operating segments are included in Corporate. Such activities consist primarily of corporate staff operations and other items that are not specific to the normal operations of the two operating segments. The Company does not allocate certain items of other income and expense to the individual segments.

Disclosures regarding our reportable segments with reconciliations to consolidated totals for the three and nine months ended September 30, 2015 and September 30, 2014 are presented below. The Logistics segment's results include financial information of the predecessor of PBFX for periods prior to May 13, 2014, and the financial information of PBFX for the period beginning May 14, 2014, the completion date of the PBFX Offering. In connection with the contribution by PBF LLC of the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack, the accompanying segment information has been retrospectively adjusted to include the historical results of the DCR West Rack, Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack in the Logistics Segment for all periods presented prior to such contributions.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

Prior to the PBFX Offering, the Company did not operate the PBFX assets independent of the Refining segment. Total assets of each segment consist of net property, plant and equipment, inventories, cash and cash equivalents, accounts receivables and other assets directly associated with the segment’s operations. Corporate assets consist primarily of property, plant and equipment and other assets not directly related to our refinery and logistic operations.

	Three Months Ended September 30, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$3,217,640	$37,082	$—	$(37,082)	$3,217,640
Depreciation and amortization expense	44,366	1,649	2,118	—	48,133
Income (loss) from operations	114,925	27,463	(49,851)	—	92,537
Interest expense, net	4,110	7,180	18,070	—	29,360
Capital expenditures	81,969	962	573	—	83,504

	Three Months Ended September 30, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$5,260,003	$17,060	$—	$(17,060)	$5,260,003
Depreciation and amortization expense	63,532	1,177	3,301	—	68,010
Income (loss) from operations	316,244	5,942	(41,051)	—	281,135
Interest expense, net	5,314	827	18,714	—	24,855
Capital expenditures	110,340	14,874	32,642	—	157,856

	Nine Months Ended September 30, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$9,763,440	$104,796	$—	$(104,796)	$9,763,440
Depreciation and amortization expense	131,817	4,919	7,665	—	144,401
Income (loss) from operations	591,005	71,914	(123,530)	—	539,389
Interest expense, net	13,387	14,065	52,731	—	80,183
Capital expenditures	332,544	1,182	2,183	—	335,909

	Nine Months Ended September 30, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$15,308,155	$29,409	$—	$(29,409)	$15,308,155
Depreciation and amortization expense	122,858	2,906	10,123	—	135,887
Income (loss) from operations	741,483	4,491	(116,785)	—	629,189
Interest expense, net	20,404	1,183	55,141	—	76,728
Capital expenditures	250,701	40,993	39,050	—	330,744

	Balance at September 30, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$4,062,727	$432,663	$74,486	$(24,272)	$4,545,604

	Balance at December 31, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$4,135,494	$410,141	$24,195	$(11,630)	$4,558,200

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

17. SUBSEQUENT EVENTS
Cash Distribution
On October 29, 2015, PBF Energy's Board of Directors declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend was paid on November 24, 2015 to Class A common stockholders of record at the close of business on November 9, 2015. PBF LLC made an aggregate non-tax quarterly distribution of $30,818 or $0.30 per unit, pro rata, to its members, of which $29,297 was distributed to PBF Energy and the balance was distributed to its other members.

PBFX Distributions
On October 29, 2015, the Board of Directors of PBF GP declared a distribution of $0.39 per unit on outstanding common and subordinated units of PBFX. The distribution of $13,751 was paid on November 30, 2015 to PBFX unit holders of record at the close of business on November 13, 2015.

Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C. (collectively, the "Chalmette Sellers"), the ownership interests of Chalmette Refining, L.L.C. (“Chalmette Refining”), which owns the Chalmette refinery and related logistics assets (collectively, the "Chalmette Acquisition"). The Chalmette refinery, located outside of New Orleans, Louisiana, is a dual-train coking refinery and is capable of processing both light and heavy crude oil.
Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore Oil Port facility through a third party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company and T&M Terminal Company, both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. Also included in the acquisition are a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products; a clean products truck rack which provides access to local markets; and a crude and product storage facility.
The aggregate purchase price for the Chalmette Acquisition was $322,000 in cash, plus estimated inventory and working capital of $233,083, which is subject to final valuation within ninety days of closing. The transaction was financed through a combination of cash on hand and borrowings under the Company’s existing revolving credit line. A determination of the acquisition-date fair values of the assets acquired and the liabilities assumed and the working capital at closing calculation is pending the completion of an independent appraisal and other evaluations.
The Chalmette Acquisition provides the Company with a broader more diversified asset base and increases the number of operating refineries from three to four and the Company's combined crude oil throughput capacity. The acquisition also provides the Company with a presence in the attractive Petroleum Administration for Defense Districts ("PADD") 3 market.

October 2015 Equity Offering
On October 13, 2015, the PBF Energy completed a public offering of an aggregate of 11,500,000 shares of Class A common stock, including 1,500,000 shares of Class A common stock that was sold pursuant to the exercise of an over-allotment option, for net proceeds of $344,000, after deducting underwriting discounts and commissions and other offering expenses (the "October 2015 Equity Offering"). In conjunction with the October 2015 Equity Offering, PBF Energy purchased an aggregate of 11,500,000 PBF LLC Series C Units.

Immediately following the October 2015 Equity Offering, PBF Energy owned 97,393,850 PBF LLC Series C Units and PBF Energy's executive officers and directors and certain employees beneficially owned 5,111,358 PBF LLC Series A Units, and the holders of PBF Energy's issued and outstanding shares of Class A common stock had 95.0% of the voting power in PBF Energy and the members of PBF LLC, other than PBF Energy, through their holdings of Class B common stock had the remaining 5.0% of the voting power in PBF Energy.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT UNIT, PER UNIT AND BARREL DATA)

7.0% Senior Secured Notes due 2023
On November 24, 2015, PBF Holding completed the offering of $500,000 aggregate principal amount of 7.0% Senior Secured Notes due 2023. The net proceeds of approximately $490,000, after deducting the initial purchasers’ discount and estimated offering expenses, are intended to be used for general corporate purposes, including to fund a portion of the purchase price for the pending acquisition of the Torrance refinery and related assets.

Revolving Loan
In November 2015, PBF Holding increased the maximum availability under the Revolving Loan to $2,600,000 in accordance with its accordion feature.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto included elsewhere in this report. The following information and such unaudited condensed consolidated financial statements should also be read in conjunction with the audited consolidated financial statements and related notes, together with our discussion and analysis of financial condition and results of operations, in our prospectus dated October 30, 2015, as filed with the SEC on October 30, 2015 (the “Prospectus”). The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”
Unless the context otherwise requires, references to “PBF LLC,” “we,” “us,” “our” or the “Company” refer to PBF Energy Company LLC and its consolidated subsidiaries, including PBF Holding and PBFX. Unless the context otherwise requires, references to “PBF Energy” refer to PBF Energy Inc., PBF LLC's parent, and its consolidated subsidiaries.
PBF Energy is the sole managing member of PBF LLC and operates and controls all of the business and affairs of PBF LLC. PBF LLC is a holding company for the companies that directly or indirectly own and operate PBF Energy’s business. PBF Holding is a wholly-owned subsidiary of PBF LLC and is the parent company for our refining operations. PBF LLC consolidates the financial results of PBFX and records a noncontrolling interest for the economic interests in PBFX held by the public common unit holders of PBFX.

Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast and Midwest of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. As of September 30, 2015 we owned and operated three domestic oil refineries and related assets, which we acquired in 2010 and 2011. Our refineries have a combined processing capacity, known as throughput, of approximately 540,000 barrels per day ("bpd"), and a weighted-average Nelson Complexity Index of 11.3. On November 1, 2015 we closed on our acquisition of the ownership interests of Chalmette Refining, L.L.C. ("Chalmette Refining"). See Business Developments for additional information.
As of September 30, 2015, our three refineries are located in Toledo, Ohio, Delaware City, Delaware and Paulsboro, New Jersey. Our Mid-Continent refinery at Toledo processes light, sweet crude, has a throughput capacity of 170,000 bpd and a Nelson Complexity Index of 9.2. The majority of Toledo’s West Texas Intermediate ("WTI") based crude is delivered via pipelines that originate in both Canada and the United States. Since our acquisition of Toledo in 2011, we have added additional truck and rail crude unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude slate. Our East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 370,000 bpd and Nelson Complexity Indices of 11.3 and 13.2, respectively. These high-conversion refineries process primarily medium and heavy, sour crudes and have historically received the bulk of their feedstock via ships and barges on the Delaware River.
Since our acquisition of the Delaware City refinery, we expanded and upgraded the existing on-site railroad infrastructure, including the expansion of the crude rail unloading facilities. Currently, crude delivered by rail to this facility is consumed at our Delaware City refinery. We also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery or other third party destinations. In 2014 we completed a project to expand the Delaware City heavy crude rail unloading terminal capability at the refinery from 40,000 bpd to 80,000 bpd and added additional unloading spots to the dual-loop track light crude rail unloading facility, which has increased its unloading capability from 105,000 bpd to 130,000 bpd. These projects bring total rail crude unloading capability up to 210,000 bpd, subject to the delivery of coiled and insulated railcars, the development of crude rail loading infrastructure in Canada and the use of unit trains. The Delaware City rail unloading facilities, including the facilities now owned by PBFX, allows our East Coast refineries to source WTI price-based crude oils from Western Canada and the Mid-Continent, which we believe at times may provide cost advantages versus traditional Brent based international crudes.
As of September 30, 2015, PBF Energy owned 85,893,850 PBF LLC Series C Units and our executive officers and directors and certain employees and others held 5,111,358 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of PBF Energy's issued and outstanding shares of Class A common stock have approximately 94.4% of the voting power in us, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 5.6% of the voting power in us. See "Business Developments - October 2015 Equity Offering."

Business Developments
Recent significant business developments affecting the Company are discussed below.

Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C., the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets (collectively, the "Chalmette Acquisition"). The Chalmette refinery, located outside of New Orleans, Louisiana, is a 189,000 barrel per day, dual-train coking refinery with a Nelson Complexity of 12.7 and is capable of processing both light and heavy crude oil.
Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore Oil Port facility through a third party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company and T&M Terminal Company, both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. Also included in the acquisition are a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products; a clean products truck rack which provides access to local markets; and a crude and product storage facility with approximately 7.5 million barrels of shell capacity.
The aggregate purchase price for the Chalmette Acquisition was $322.0 million in cash, plus inventory and working capital of $233.1 million, which is subject to final valuation within ninety days of closing. The transaction was financed through a combination of cash on hand and borrowings under the Company’s existing revolving credit line. A determination of the acquisition-date fair values of the assets acquired and the liabilities assumed and the working capital at closing calculation is pending the completion of an independent appraisal and other evaluations.
The Chalmette Acquisition provides the Company with a broader more diversified asset base and increases the number of operating refineries from three to four and the Company's combined crude oil throughput capacity from 540,000 bpd to approximately 730,000 bpd. The acquisition also provides the Company with a presence in the attractive Petroleum Administration for Defense Districts ("PADD") 3 market.

Pending Torrance Acquisition
On September 29, 2015, PBF Holding entered into a definitive Sale and Purchase Agreement (the “Torrance Sale and Purchase Agreement”) with ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipeline Company (together, the "Torrance Sellers"), to purchase the Torrance refinery, and related logistics assets (collectively, the "Torrance Acquisition"). The Torrance refinery, located on 750 acres in Torrance, California, is a high-conversion 155,000 barrel per day, delayed-coking refinery with a Nelson Complexity of 14.9. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. Including the estimated contribution of the Chalmette refinery, the Torrance Acquisition will further increase the Company's total throughput capacity to approximately 900,000 bpd.
In addition to refining assets, the Torrance Acquisition includes a number of high-quality logistics assets including a sophisticated network of crude and products pipelines, product distribution terminals and refinery crude and product storage facilities. The most significant of the logistics assets is a 171-mile crude gathering and transportation system which delivers San Joaquin Valley crude oil directly from the field to the refinery. Additionally, included in the transaction are several pipelines which provide access to sources of crude oil including the Ports of Long Beach and Los Angeles, as well as clean product outlets with a direct pipeline supplying jet fuel to the Los Angeles airport. The Torrance refinery also has crude and product storage facilities with approximately 8.6 million barrels of shell capacity.
The purchase price for the Torrance Acquisition is $537.5 million, plus inventory and working capital to be valued at closing. The purchase price is also subject to other customary purchase price adjustments. The Torrance Acquisition is expected to close in the second quarter of 2016, subject to satisfaction of customary closing conditions. Additionally, as a condition of closing, the Torrance refinery is to be restored to full working order with respect to the event that occurred on February 18, 2015 resulting in damage to the electrostatic precipitator and related systems, and shall have operated as required under the Torrance Sale and Purchase Agreement for a period of at least fifteen days after such restoration. We expect to finance the transaction with a combination of cash on hand, debt, including the proceeds from the issuance of the 7.0% Senior Secured Notes due 2023, and proceeds contributed to us in connection with PBF Energy's equity offering completed on October 13, 2015. In addition, PBF Energy has guaranteed all payment and performance obligations of PBF Holding that relate to or arise out of the Sale and Purchase Agreement related to the Torrance Acquisition. Following the expected completion of the Torrance Acquisition, our weighted average Nelson Complexity Index will increase to 12.2.

October 2015 Equity Offering
On October 13, 2015, PBF Energy completed a public offering of an aggregate of 11,500,000 shares of Class A common stock, including 1,500,000 shares of Class A common stock that was sold pursuant to the exercise of an over-allotment option, for net proceeds of $344.0 million, after deducting underwriting discounts and commissions and other offering expenses (the “October 2015 Equity Offering”). In conjunction with the October 2015 Equity Offering, PBF Energy purchased an aggregate of 11,500,000 PBF LLC Series C Units. We intend to use the proceeds to fund a portion of the purchase price for the Torrance Acquisition. However, subject to the timing of the closing of the Torrance Acquisition, we may use the net proceeds of the October 2015 Equity Offering to pay down indebtedness incurred to fund the Chalmette Acquisition (or for capital in lieu of indebtedness we might otherwise borrow).
As a result of the October 2015 Equity Offering, PBF Energy now owns 97,393,850 PBF LLC Series C Units and PBF Energy’s executive officers and directors and certain employees beneficially own 5,111,358 PBF LLC Series A Units, and the holders of PBF Energy’s issued and outstanding shares of Class A common stock have 95.0% of the voting power in PBF Energy and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 5.0% of the voting power in PBF Energy.

7.0% Senior Secured Notes due 2023
On November 24, 2015, PBF Holding completed the offering of $500 million aggregate principal amount of 7.0% Senior Secured Notes due 2023. The net proceeds of approximately $490 million, after deducting the initial purchasers’ discount and estimated offering expenses, are intended to be used for general corporate purposes, including to fund a portion of the purchase price for the pending Torrance Acquisition.

Revolving Loan
In November 2015 the Company increased the maximum availability under the Revolving Loan to $2.6 billion in accordance with its accordion feature.

Factors Affecting Comparability Between Periods
Our results have been affected by the following events, which must be understood in order to assess the comparability of our period to period financial performance and financial condition.

Initial Public Offering of PBFX
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units, including 2,062,500 common units issued upon exercise of the over-allotment option that was granted to the underwriters, at a price to the public of $23.00 per unit. On September 30, 2014, PBF LLC completed a transaction to contribute to PBFX the Delaware City heavy crude unloading rack ("DCR West Rack") for total consideration of $150.0 million, consisting of $135.0 million of cash and $15.0 million of PBFX common units, or 589,536 common units (the "DCR West Rack Acquisition"). On December 11, 2014, PBF LLC completed a transaction to contribute to PBFX the tank farm and related facilities located at our Toledo refinery, including a propane storage and loading facility (the "Toledo Storage Facility") for total consideration of $150.0 million, consisting of $135.0 million of cash and $15.0 million of PBFX common units, or 620,935 common units (the "Toledo Storage Facility Acquisition"). On May 14, 2015 PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC ("DPC") and Delaware City Logistics Company LLC ("DCLC"), whose assets consist of a products pipeline, truck rack and related facilities located at our Delaware City refinery (collectively the "Delaware City Products Pipeline and Truck Rack"), for total consideration of $143.0 million, consisting of $112.5 million of cash and $30.5 million of PBFX common units, or 1,288,420 common units.
As of September 30, 2015, PBF LLC holds a 53.7% limited partner interest in PBFX (consisting of 2,572,944 common units and 15,886,553 subordinated units), with the remaining 46.3% limited partner interest held by the public unit holders. PBF LLC also owns all of the incentive distribution rights and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF Logistics GP LLC (“PBF GP”), the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates. PBFX’s assets consist of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which we refer to as the “Delaware City Rail Terminal”), a crude oil truck unloading terminal at the Toledo refinery (which we refer to as the “Toledo Truck Terminal”), the DCR West Rack, the Toledo Storage Facility and the Delaware City Products Pipeline and Truck Rack. All of PBFX’s revenue is derived from long-term, fee-based commercial agreements with subsidiaries of PBF LLC, which include minimum volume commitments, for receiving, handling, transferring and storing crude oil and refined products. These transactions are eliminated by PBF LLC in consolidation.
Secondary Offerings
On February 6, 2015, PBF Energy completed a public offering of 3,804,653 shares of Class A common stock in a secondary offering (the "February 2015 secondary offering"). All of the shares in the February 2015 secondary offering were sold by funds affiliated with Blackstone Group L.P., or Blackstone, and First Reserve Management, L.P., or First Reserve. In connection with the February 2015 secondary offering, Blackstone and First Reserve exchanged all of their remaining PBF LLC Series A Units for an equivalent number of shares of Class A common stock of PBF Energy, and as a result, Blackstone and First Reserve no longer hold any PBF LLC Series A Units or shares of PBF Energy's Class A common stock. The holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy and others, received a portion of the proceeds of the sale of the

PBF Energy Class A common stock by Blackstone and First Reserve in accordance with the amended and restated limited liability company agreement of PBF LLC. PBF Energy did not receive any proceeds from the February 2015 secondary offering. In addition, in January, March and June of 2014, PBF Energy also completed three separate secondary offerings for a total of 48,000,000 shares of Class A common stock. All such shares were sold by funds affiliated with Blackstone and First Reserve.
Rail Facility Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250.0 million secured revolving credit agreement (the “Rail Facility”). The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars (the "Eligible Railcars") before December 2015. The amount available to be advanced under the Rail Facility equals 70% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined in the credit agreement.
On April 29, 2015, the Rail Facility was amended to, among other things, extend the maturity to April 29, 2017, reduce the total commitment from $250.0 million to $150.0 million, and reduce the commitment fee on the unused portion of the Rail Facility. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty. On the first anniversary of the closing of the amendment, the advance rate adjusts automatically to 65%.
PBFX Debt and Credit Facilities
On May 14, 2014, in connection with the closing of the PBFX Offering, PBFX entered into a five-year, $275.0 million revolving credit facility (the "PBFX Revolving Credit Facility") and a three-year, $300.0 million term loan (the "PBFX Term Loan"). The PBFX Revolving Credit Facility was increased from $275.0 million to $325.0 million in December 2014. The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes and is guaranteed by a guaranty of collection from PBF LLC. PBFX also has the ability to increase the maximum amount of the PBFX Revolving Credit Facility by an aggregate amount of up to $275.0 million, to a total facility size of $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The PBFX Revolving Credit Facility includes a $25.0 million sublimit for standby letters of credit and a $25.0 million sublimit for swingline loans. The PBFX Term Loan was used to fund distributions to PBF LLC and is guaranteed by a guaranty of collection from PBF LLC and secured at all times by cash, U.S. Treasury or other investment grade securities in an amount equal to or greater than the outstanding principal amount of the PBFX Term Loan.
On May 12, 2015, PBFX entered into an Indenture among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of PBFX ("PBF Logistics Finance," and together with PBFX, the "Issuers"), the Guarantors named therein (certain subsidiaries of PBFX) and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350.0 million in aggregate principal amount of 6.875% Senior Notes due 2023 (the "PBFX Senior Notes"). PBF LLC has provided a limited guarantee of collection of the principal amount of the PBFX Senior Notes, but is not otherwise subject to the covenants of the Indenture. Of the $350.0 million aggregate PBFX Senior Notes, $19.9 million were purchased by certain of PBF Energy’s officers and directors and their affiliates pursuant to a separate private placement transaction. After deducting offering expenses, PBFX received net proceeds of approximately $343.0 million from the PBFX Senior Notes offering.
J. Aron Intermediation Agreements
On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements (the "A&R Intermediation Agreements") with J. Aron & Company ("J. Aron") pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products (the "Products") produced by the Paulsboro and Delaware City refineries (the "Refineries"), respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries' tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the Products independently to third parties.
Crude Oil Acquisition Agreement Termination
Effective July 31, 2014, PBF Holding terminated the Amended and Restated Crude Oil Acquisition Agreement, dated as of March 1, 2012 as amended (the "Toledo Crude Oil Acquisition Agreement") with Morgan Stanley Capital Group, Inc. ("MSCG").  Under the terms of the Toledo Crude Oil Acquisition Agreement, we previously acquired substantially all of our crude oil for our subsidiary's Toledo refinery from MSCG through delivery at various interstate pipeline locations. No early termination penalties were incurred by us as a result of the termination. We began sourcing our own crude oil needs for Toledo upon termination.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands). We operate in two reportable business segments: Refining and Logistics. Our three oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX's operations are aggregated into the Logistics segment. Prior to the PBFX Offering, DCR West Rack acquisition, Toledo Tank Farm acquisition and the Delaware City Products Pipeline and Truck Rack acquisition, PBFX's assets were operated within the refining operations of our Delaware City and Toledo refineries and were not considered to be a separate reportable segment. We did not analyze our results by individual segment as our Logistics segment does not have any third party revenue and substantially all of its operating results eliminate in consolidation. Additionally, third party expenses attributable directly to the Logistics segment are immaterial relative to our consolidated operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$3,217,640	$5,260,003	$9,763,440	$15,308,155
Cost of sales, excluding depreciation	2,822,444	4,670,908	8,319,404	13,754,048
	395,196	589,095	1,444,036	1,554,107
Operating expenses, excluding depreciation	203,860	202,625	635,948	682,246
General and administrative expenses	50,808	37,307	125,431	106,947
(Gain) loss on sale of assets	(142)	18	(1,133)	(162)
Depreciation and amortization expense	48,133	68,010	144,401	135,887
Income from operations	92,537	281,135	539,389	629,189
Change in fair value of catalyst leases	4,994	5,543	8,982	1,204
Interest expense, net	(29,360)	(24,855)	(80,183)	(76,728)
Net income	68,171	261,823	468,188	553,665
Less: net income attributable to noncontrolling interests	9,381	4,637	26,608	7,328
Net income attributable to PBF LLC	$58,790	$257,186	$441,580	$546,337

Gross margin	$150,815	$322,084	$686,401	$746,567

Gross refining margin (1)	$359,231	$574,351	$1,349,017	$1,531,581

(1)	See Non-GAAP Financial Measures below.

Operating Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Key Operating Information
Production (bpd in thousands)	473.2	496.8	473.4	465.3
Crude oil and feedstocks throughput (bpd in thousands)	475.4	495.5	478.1	465.9
Total crude oil and feedstocks throughput (millions of barrels)	43.7	45.6	130.5	127.2
Gross refining margin, excluding special items, per barrel of throughput (1)	$12.97	$12.60	$10.95	$12.04
Refinery operating expenses, excluding depreciation, per barrel of throughput	$4.57	$4.41	$4.79	$5.34

Crude and feedstocks (% of total throughput) (2):
Heavy crude	9%	12%	12%	13%
Medium crude	54%	43%	50%	44%
Light crude	26%	34%	27%	34%
Other feedstocks and blends	11%	11%	11%	9%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	48%	46%	47%	47%
Distillates and distillate blendstocks	34%	36%	35%	36%
Lubes	1%	2%	2%	2%
Chemicals	3%	3%	3%	3%
Other	14%	13%	13%	12%

(1)	See Non-GAAP Financial Measures below.

(2)
We define heavy crude oil as crude oil with an American Petroleum Institute (API) gravity less than 24 degrees.     We define medium crude oil as crude oil with an API gravity between 24 and 35 degrees. We define light crude oil as crude oil with an API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars per barrel, except as noted)
Dated Brent Crude	$50.36	$101.93	$55.54	$106.52
West Texas Intermediate (WTI) crude oil	$46.45	$97.56	$50.93	$99.77
Crack Spreads
Dated Brent (NYH) 2-1-1	$17.60	$13.91	$17.75	$13.07
WTI (Chicago) 4-3-1	$24.03	$16.63	$20.09	$17.40
Crude Oil Differentials
Dated Brent (foreign) less WTI	$3.91	$4.36	$4.61	$6.75
Dated Brent less Maya (heavy, sour)	$7.60	$11.06	$8.12	$14.52
Dated Brent less WTS (sour)	$2.29	$13.14	$4.14	$13.95
Dated Brent less ASCI (sour)	$5.08	$5.02	$4.43	$7.39
WTI less WCS (heavy, sour)	$14.52	$20.06	$11.58	$20.70
WTI less Bakken (light, sweet)	$3.26	$6.43	$3.49	$4.98
WTI less Syncrude (light, sweet)	$1.02	$4.12	$(1.19)	$1.97
Natural gas (dollars per MMBTU)	$2.73	$3.95	$2.76	$4.41
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Overview— Net income was $68.2 million for the three months ended September 30, 2015 compared to net income of $261.8 million for the three months ended September 30, 2014. Net income attributable to PBF LLC was $58.8 million for the three months ended September 30, 2015 compared to net income attributable to PBF LLC of $257.2 million for the three months ended September 30, 2014. The net income or loss attributable to PBF LLC includes PBF LLC’s equity interest in its operating subsidiaries' net income.
Our results for the three months ended September 30, 2015 were negatively impacted by a non-cash special item consisting of a non-cash inventory lower of cost or market ("LCM") adjustment of approximately $208.3 million on a net basis, which includes the reversal of the LCM charge recorded in the second quarter of 2015. The LCM adjustment is a result of the changing crude oil and refined product prices from the second quarter of 2015 to the end of the third quarter of 2015. During this period the prices have remained below historical costs. Excluding the impact of the net change in LCM reserve of $208.3 million, our results were positively impacted by higher crack spreads in the East Coast and Mid-Continent partially offset by unfavorable movements in crude oil differentials and the impact of the unplanned downtime at our Delaware City refinery in August 2015 and planned turnaround at our Delaware City refinery in September 2015 which reduced throughput and increased operating expenses.
Revenues— Revenues totaled $3.2 billion for the three months ended September 30, 2015 compared to $5.3 billion for the three months ended September 30, 2014, a decrease of approximately $2.0 billion, or 38.8%. For the three months ended September 30, 2015, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 301,800 bpd and 173,600 bpd, respectively. For the three months ended September 30, 2014, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 344,100 bpd and 151,400 bpd, respectively. The decline in throughput rates at our East Coast refineries in 2015 compared to 2014 is primarily due to unplanned downtime at our Delaware City refinery in August 2015 and a planned turnaround in September 2015 at our Delaware City refinery. The increase in throughput rates at our Mid-Continent refinery in 2015 compared to 2014 was primarily attributable to favorable market conditions at our Toledo refinery in the third quarter of 2015. For the three months ended September 30, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 355,400 bpd and 179,700 bpd, respectively. For the three months ended September 30, 2014, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 365,200 bpd and 154,400 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $359.2 million, or $8.21 per barrel of throughput ($567.5 million or $12.97 per barrel of throughput excluding the impact of special items), for the three months ended September 30, 2015 compared to $574.4 million, or $12.60 per barrel of throughput during the three months ended September 30, 2014, a decrease of $215.2 million. Gross margin, including refinery operating expenses and depreciation, totaled $150.8 million, or $3.45 per barrel of throughput, for the three months ended September 30, 2015 compared to $322.1 million, or $7.10 per barrel of throughput, for the three months ended September 30, 2014, a decrease of $171.3 million. Excluding the impact of special items, gross margin and gross refining margin increased due to improved crack spreads in the East Coast and the Mid-Continent partially offset by unfavorable movements in crude differentials in both the East Coast and the Mid-Continent and lower throughput rates at our East Coast refineries. In addition, gross margin and gross refining margin were negatively impacted by a non-cash LCM adjustment of approximately $208.3 million on a net basis resulting from the change in crude oil and refined product prices from the end of the second quarter of 2015 to the end of the third quarter of 2015, which remained below historical costs.
Average industry refining margins in the Mid-Continent were stronger during the three months ended September 30, 2015 as compared to the same period in 2014. The WTI (Chicago) 4-3-1 industry crack spread was approximately $24.03 per barrel or 44.5% higher in the three months ended September 30, 2015 as compared to $16.63 per barrel in the same period in 2014. However, our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Syncrude differential, which averaged approximately $1.02 per barrel in the third quarter of 2015 as compared to $4.12 per barrel in the third quarter of 2014.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $17.60 per barrel, or 26.5% higher in the three months ended September 30, 2015 as compared to $13.91 per barrel in the same period in 2014. The WTI/Dated Brent differential and Dated Brent/Maya differentials were $0.45 and $3.46 lower, respectively, in the three months ended September 30, 2015 as compared to the same period in 2014. In addition, the WTI/Bakken differential was approximately $3.17 per barrel less favorable in the three months ended September 30, 2015 as compared to the same period in 2014.
Operating Expenses— Operating expenses totaled $203.9 million for the three months ended September 30, 2015 compared to $202.6 million for the three months ended September 30, 2014, an increase of $1.3 million, or 0.6%. Of the total $203.9 million of operating expenses for the three months ended September 30, 2015, $200.0 million, or $4.57 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $3.8 million related to expenses incurred by the Logistics segment. The increase in operating expenses was mainly attributable to $11.9 million in higher maintenance and repair expenses related to the unplanned downtime at our Delaware City refinery and $2.5 million of higher employee wage and benefits expenses which were predominantly offset by a decrease of $13.0 million in energy related costs due to lower natural gas and electricity prices. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries. The operating expenses related to the Logistics segment consists of costs related to the operation and maintenance of PBFX's assets subsequent to the PBFX Offering.
General and Administrative Expenses— General and administrative expenses totaled $50.8 million for the three months ended September 30, 2015 compared to $37.3 million for the three months ended September 30, 2014, an increase of $13.5 million or 36.2%. The increase in general and administrative expenses primarily relates to higher employee compensation costs and administrative expenses related to PBFX. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.

Gain on Sale of Assets— Gain on sale of assets for the three months ended September 30, 2015 was $0.1 million related to the sale of railcars which were subsequently leased back.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $48.1 million for the three months ended September 30, 2015 compared to $68.0 million for the three months ended September 30, 2014, a decrease of $19.9 million. The decrease was primarily a result of an impairment charge of $28.5 million incurred in the third quarter of 2014 partially offset by capital projects related to turnarounds completed in 2014, the completed expansion of the crude rail unloading facility at the Delaware City refinery in 2014 and refinery optimization projects at Toledo.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $5.0 million for the three months ended September 30, 2015 compared to a gain of $5.5 million for the three months ended September 30, 2014. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $29.4 million for the three months ended September 30, 2015 compared to $24.9 million for the three months ended September 30, 2014, an increase of $4.5 million. This increase is mainly attributable to the issuance of the PBFX Senior Notes and the related amortization of deferred financing fees. This increase was offset by decreases in interest expense related to the termination of our crude and feedstock supply agreement with MSCG, effective July 31, 2014. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreement with Statoil, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Noncontrolling Interest— As a result of the initial public offering of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by the public common unit holders of PBFX. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the public common unit holders of PBFX.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Overview— Net income was $468.2 million for the nine months ended September 30, 2015 compared to net income of $553.7 million for the nine months ended September 30, 2014. Net income attributable to PBF LLC was $441.6 million for the nine months ended September 30, 2015 compared to net income attributable to PBF LLC of $546.3 million for the nine months ended September 30, 2014. The net income or loss attributable to PBF LLC includes PBF LLC’s equity interest in its operating subsidiaries' net income.
Our results for the nine months ended September 30, 2015 were negatively impacted by a non-cash special item consisting of a non-cash inventory lower of cost or market ("LCM") adjustment of approximately $81.1 million on a net basis, which includes the reversal of the LCM charge recorded in the fourth quarter of 2014. The LCM adjustment is a result of the changing crude oil and refined product prices from the year ended 2014 to the end of the third quarter of 2015. During this period the prices have remained below historical costs. Excluding the impact of the net change in LCM reserve of $81.1 million, our results were negatively impacted by unfavorable movements in certain crude oil differentials and the impact of the unplanned downtime at our Toledo refinery and Delaware City refinery in June and August 2015, respectively, which increased operating expenses and reduced throughput, partially offset by higher crack spreads on the East Coast and Mid-Continent.
Revenues— Revenues totaled $9.8 billion for the nine months ended September 30, 2015 compared to $15.3 billion for the nine months ended September 30, 2014, a decrease of approximately $5.5 billion, or 36.2%. For the nine months ended September 30, 2015, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 325,400 bpd and 152,700 bpd, respectively. For the nine months ended September 30, 2014, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 320,400 bpd and 145,500 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2015 compared to 2014 is primarily due to favorable market conditions, partially offset by unplanned down time at our Delaware City refinery in August 2015 and a planned turnaround in September 2015. The increase in throughput rates at our Mid-Continent refinery is due to favorable market conditions at our Toledo refinery in the third quarter of 2015, partially offset by an unplanned downtime in the second quarter of 2015. For the nine months ended September 30, 2015, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 363,400 bpd and 163,000 bpd, respectively. For the nine months ended September 30, 2014, the total barrels sold at our East Coast and Mid-Continent refineries averaged approximately 341,600 bpd and 152,700 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross refining margin (as described below in Non-GAAP Financial Measures) totaled $1,349.0 million, or $10.33 per barrel of throughput ($1,430.2 million or $10.95 per barrel of throughput excluding the impact of special items), for the nine months ended September 30, 2015 compared to $1,531.6 million, or $12.04 per barrel of throughput during the nine months ended September 30, 2014, a decrease of $182.6 million. Gross margin, including refinery operating expenses and depreciation, totaled $686.4 million, or $5.26 per barrel of throughput, for the nine months ended September 30, 2015 compared to $746.6 million, or $5.89 per barrel of throughput, for the nine months ended September 30, 2014, a decrease of $60.2 million. Excluding the impact of special items, gross margin and gross refining margin decreased due to unfavorable movements in crude differentials partially offset by improved crack spreads in the East Coast and the Mid-Continent and higher throughput rates. In addition, gross margin and gross refining margin were negatively impacted by a non-cash LCM adjustment of approximately $81.1 million on a net basis resulting from the change in crude oil and refined product prices from the year ended 2014 to the end of the third quarter of 2015, which remained below historical costs.
Average industry refining margins in the Mid-Continent were stronger during the nine months ended September 30, 2015 as compared to the same period in 2014. The WTI (Chicago) 4-3-1 industry crack spread was approximately $20.09 per barrel or 15.5% higher in the nine months ended September 30, 2015 as compared to $17.40 per barrel in the same period in 2014. Alternatively, our margins were negatively impacted from our refinery specific crude slate in the Mid-Continent which was impacted by a declining WTI/Syncrude differential, which averaged a premium of $1.19 per barrel during the nine months ended September 30, 2015 as compared to a discount of $1.97 per barrel in the same period of 2014.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $17.75 per barrel, or 35.8% higher in the nine months ended September 30, 2015 as compared to $13.07 per barrel in the same period in 2014. The WTI/Dated Brent differential and Dated Brent/Maya differential were $2.14 and $6.40 lower, respectively, in the nine months ended September 30, 2015 as compared to the same period in 2014. In addition, the WTI/Bakken differential was approximately $1.49 per barrel less favorable in the nine months ended September 30, 2015 as compared to the same period in 2014.
Operating Expenses— Operating expenses totaled $635.9 million for the nine months ended September 30, 2015 compared to $682.2 million for the nine months ended September 30, 2014, a decrease of $46.3 million, or 6.8%. Of the total $635.9 million of operating expenses for the nine months ended September 30, 2015, $625.5 million, or $4.79 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $10.4 million related to expenses incurred by the Logistics segment. The decrease in operating expenses was mainly attributable to a decrease of $64.8 million in energy related costs primarily attributable to lower natural gas and electricity prices. The decrease was partially offset by an increase of $12.8 million in maintenance and repair expenses directly attributable to the unplanned downtime at our Delaware City and Toledo refineries and $3.9 million in chemical and catalyst related expenses. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries. The operating expenses related to the Logistics segment consists of costs related to the operation and maintenance of PBFX's assets subsequent to the PBFX Offering.
General and Administrative Expenses— General and administrative expenses totaled $125.4 million for the nine months ended September 30, 2015 compared to $106.9 million for the nine months ended September 30, 2014, an increase of approximately $18.4 million or 17.3%. The increase in general and administrative expenses primarily relates to expenses incurred associated with PBFX and employee compensation costs. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Gain on Sale of Assets— Gain on sale of assets for the nine months ended September 30, 2015 was $1.1 million as compared to $0.2 million for the nine months ended September 30, 2014 related to the sale of railcars which were subsequently leased back.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $144.4 million for the nine months ended September 30, 2015 compared to $135.9 million for the nine months ended September 30, 2014, an increase of $8.5 million. The increase was primarily a result of capital projects related to turnarounds completed in 2014, the completed expansion of the crude rail unloading facility at the Delaware City refinery in 2014 and refinery optimization projects at Toledo, partially offset by an impairment charge of $28.5 million in 2014.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $9.0 million for the nine months ended September 30, 2015 compared to a gain of $1.2 million for the nine months ended September 30, 2014. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $80.2 million for the nine months ended September 30, 2015 compared to $76.7 million for the nine months ended September 30, 2014, an increase of approximately $3.4 million. This increase is mainly attributable to higher interest costs associated with the issuance of the PBFX Revolving Credit Facility and the PBFX Term Loan in connection with the PBFX Offering as well as the issuance of the PBFX Senior Notes in May 2015 partially offset by the termination of our crude and feedstock supply agreement with MSCG, effective July 31, 2014. Interest expense includes interest on long-term debt including the PBFX credit facilities, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreement with Statoil, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Noncontrolling Interest— As a result of the initial public offering of PBFX, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by the public common unit holders of PBFX. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the public common unit holders of PBFX.

Non-GAAP Financial Measures
Management uses certain financial measures to evaluate our operating performance that are calculated and presented on the basis of methodologies other than in accordance with U.S. GAAP. These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.
Special Items
The non-GAAP measures presented include Adjusted Fully-Converted net income excluding special items, income from continuing operations excluding special items, EBITDA excluding special items, and gross refining margin excluding special items. The special items for the periods presented relate to a LCM adjustment. LCM is a GAAP guideline related to inventory valuation that requires inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined using last-in, first-out (LIFO) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write down the value of inventory to market value in accordance with GAAP. In subsequent periods, the value of inventory is reassessed and a LCM adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. Although we believe that non-GAAP financial measures excluding the impact of special items provide useful supplemental information to investors regarding the results and performance of our business and allow for more useful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.

Gross Refining Margin
Gross refining margin is defined as gross margin excluding refinery depreciation, refinery operating expenses, and gross margin of PBFX. We believe gross refining margin is an important measure of operating performance and provides useful information to investors because it is a better metric comparison for the industry refining margin benchmarks, as the refining margin benchmarks do not include a charge for refinery operating expenses and depreciation. In order to assess our operating performance, we compare our gross refining margin (revenue less cost of sales) to industry refining margin benchmarks and crude oil prices as defined in the table below.
Gross refining margin should not be considered an alternative to gross margin, operating income, net cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Gross refining margin presented by other companies may not be comparable to our presentation, since each company may define this term differently. The following table presents a reconciliation of gross refining margin to the most directly comparable GAAP financial measure, gross margin, on a historical basis, as applicable, for each of the periods indicated:

	Three Months Ended September 30,
	2015		2014
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$150,815	$3.45	$322,084	$7.10
Less: Affiliate Revenues of PBFX	(37,082)	(0.85)	(14,744)	(0.32)
Add: Affiliate Cost of sales of PBFX	1,118	0.03	—	—
Add: Refinery operating expenses	200,014	4.57	202,625	4.41
Add: Refinery depreciation expense	44,366	1.01	64,386	1.41
Gross refining margin	$359,231	$8.21	$574,351	$12.60
Special Items:
Add: Non-Cash LCM inventory adjustment (1)	208,313	4.76	—	—
Gross refining margin excluding special items	$567,544	$12.97	$574,351	$12.60
——————————
(1) During the third quarter of 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $208.3 million reflecting the change in the lower of cost or market inventory reserve from $562.9 million at June 30, 2015 to $771.3 million at September 30, 2015. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

	Nine Months Ended September 30,
	2015		2014
	$	per barrel of throughput	$	per barrel of throughput
Reconciliation of gross margin to gross refining margin:
Gross margin	$686,401	$5.26	$746,567	$5.89
Less: Affiliate Revenues of PBFX	(101,413)	(0.78)	(22,526)	(0.18)
Add: Affiliate Cost of sales of PBFX	6,394	0.05	—	—
Add: Refinery operating expenses	625,542	4.79	682,246	5.34
Add: Refinery depreciation expense	132,093	1.01	125,294	0.99
Gross refining margin	$1,349,017	$10.33	$1,531,581	$12.04
Special Items:
Add: Non-Cash LCM inventory adjustment (1)	81,147	0.62	—	—
Gross refining margin excluding special items	$1,430,164	$10.95	$1,531,581	$12.04
——————————
(1) During the nine months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $81.1 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million million at December 31, 2014 to $771.3 million at September 30, 2015. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

EBITDA and Adjusted EBITDA
Our management uses EBITDA (earnings before interest, income taxes, depreciation and amortization) and Adjusted EBITDA as measures of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, and in communications with our board of directors, creditors, analysts and investors concerning our financial performance. Our outstanding indebtedness for borrowed money and other contractual obligations also include similar measures as a basis for certain covenants under those agreements which may differ from the Adjusted EBITDA definition described below.
EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and our computation of EBITDA and Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior secured notes and other credit facilities. EBITDA and Adjusted EBITDA should not be considered as alternatives to operating income or net income as measures of operating performance. In addition, EBITDA and Adjusted EBITDA are not presented as, and should not be considered, an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before equity-based compensation expense, gains (losses) from certain derivative activities and contingent consideration and the non-cash change in the deferral of gross profit related to the sale of certain finished products and the write down of inventory to the LCM. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect depreciation expense or our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income as reflected in our results of operations to EBITDA and Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014

Reconciliation of net income to EBITDA:
Net income	$68,171	$261,823	$468,188	$553,665
Add: Depreciation and amortization expense	48,133	68,010	144,401	135,887
Add: Interest expense, net	29,360	24,855	80,183	76,728
EBITDA	$145,664	$354,688	$692,772	$766,280
Special Items:
Add: Non-cash LCM inventory adjustment	208,313	—	81,147	—
EBITDA excluding special items	$353,977	$354,688	$773,919	$766,280

Reconciliation of EBITDA to Adjusted EBITDA:
EBITDA	$145,664	$354,688	$692,772	$766,280
Add: Stock based compensation	3,363	2,454	8,757	5,377
Add: Non-cash change in fair value of catalyst lease obligations	(4,994)	(5,543)	(8,982)	(1,204)
Add: Non-cash LCM inventory adjustment (1)	208,313	—	81,147	—
Adjusted EBITDA	$352,346	$351,599	$773,694	$770,453

(1) During the third quarter of 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $208.3 million reflecting the change in the lower of cost or market inventory reserve from $562.9 million at June 30, 2015 to $771.3 million at September 30, 2015. During the nine months ended September 30, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which resulted in a net impact of $81.1 million reflecting the change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $771.3 million at September 30, 2015. The net impact of these LCM inventory adjustments are included in the Refining segment's operating income, but are excluded from the operating results presented in the table in order to make such information comparable between periods.

Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries' capital expenditure, working capital, dividend payments, debt service and share repurchase program requirements for the next twelve months. We expect to finance the planned Torrance Acquisition with a combination of cash on hand, debt, including the proceeds from the issuance of the 7.0% Senior Secured Notes due 2023, and proceeds contributed to us in connection with PBF Energy's October 2015 Equity Offering. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum market pricing and general economic, political and other factors beyond our control. We are in compliance with all of the covenants, including financial covenants, for all of our debt agreements.
Cash Flow Analysis

Cash Flows from Operating Activities
Net cash provided by operating activities was $304.9 million for the nine months ended September 30, 2015 compared to net cash provided by operating activities of $400.9 million for the nine months ended September 30, 2014. Our operating cash flows for the nine months ended September 30, 2015 included our net income of $468.2 million, plus net non-cash charges relating to the change in the fair value of our inventory repurchase obligations of $53.4 million, depreciation and amortization of $151.5 million, pension and other post retirement benefits costs of $19.3 million, net non-cash benefit of $81.1 million relating to a LCM inventory adjustment and equity-based compensation of $8.8 million, partially offset by a change in the fair value of our catalyst lease of $9.0 million and gain on sale of assets of $1.1 million. In addition, net changes in working capital reflected uses of cash of $467.3 million driven by the timing of inventory purchases, payments for accrued expenses and accounts payables and collections of accounts receivables. Our operating cash flows for the nine months ended September 30, 2014 included our net income of $553.7 million, plus net non-cash charges relating to depreciation and amortization of $141.5 million, pension and other post retirement benefits costs of $16.5 million, and equity-based compensation of $5.4 million, partially offset by the change in the fair value of our inventory repurchase obligations of $31.6 million, change in the fair value of our catalyst lease obligations of $1.2 million, and gain on sale of assets of $0.2 million. In addition, net changes in working capital reflected uses of cash of $283.1 million driven by the timing of inventory purchases and collections of accounts receivables.

Cash Flows from Investing Activities
Net cash used in investing activities was $166.9 million for the nine months ended September 30, 2015 compared to net cash used in investing activities of $521.3 million for the nine months ended September 30, 2014. The net cash flows used in investing activities for the nine months ended September 30, 2015 was comprised of capital expenditures totaling $288.9 million, expenditures for refinery turnarounds of $39.7 million and expenditures for other assets of $7.3 million, partially offset by $168.3 million in proceeds from the sale of railcars and $0.7 million of net maturities of marketable securities. Net cash used in investing activities for the nine months ended September 30, 2014 was comprised of capital expenditures totaling $258.9 million, expenditures for turnarounds of $58.4 million and expenditures for other assets of $13.4 million, net purchases of marketable securities totaling $264.9 million as collateral for the PBFX Term Loan entered into in conjunction with the PBFX Offering, partially offset by $74.3 million in proceeds from the sale of railcars.

Cash Flows from Financing Activities
Net cash used in financing activities was $34.2 million for the nine months ended September 30, 2015 compared to net cash provided by financing activities of $520.8 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, net cash provided by financing activities consisted primarily of proceeds from the issuance of the PBFX Senior Notes of $350.0 million, net proceeds from the Rail Facility of $30.1 million, and net proceeds from the intercompany loan from PBF Energy of $24.6 million partially offset by distributions and dividends of $169.9 million, $251.3 million of net repayments of PBFX revolver and term loan borrowings, purchases of our Class A common stock of $8.1 million and $9.6 million for deferred financing and other costs. For the nine months ended September 30, 2014, net cash provided by financing activities consisted primarily of proceeds received from the PBFX Offering of $341.0 million, net borrowing under the PBFX Term Loan of $264.9 million, borrowing of $140.1 million under the PBFX Revolving Credit Facility, borrowing of $35.9 million under the Rail Facility and proceeds from the intercompany loan from PBF Energy of $91.7 million, partially offset by distributions and dividends of $286.3 million, purchases of our Class A common stock of $32.6 million, $15.0 million of net repayments of revolver borrowings, PBFX Offering costs of $5.0 million, and $13.9 million for deferred financing and other costs.

Liquidity
As of September 30, 2015, PBF LLC's total liquidity was approximately $1,198.4 million, compared to total liquidity of approximately $1,109.9 million as of December 31, 2014. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Third Amended and Restated Revolving Credit Agreement ("Revolving Loan"). As of September 30, 2015 and December 31, 2014, PBFX had approximately $298.5 and $49.9 million, respectively, of borrowing capacity under the PBFX Revolving Credit Facility which is available to fund working capital, acquisitions, distributions and capital expenditures and for other general corporate purposes.
In addition, PBF LLC had borrowing capacity of $82.5 million and $212.7 million under the Rail Facility to fund the acquisition of Eligible Railcars as of September 30, 2015 and December 31, 2014, respectively.

Working Capital
Working capital for PBF LLC at September 30, 2015 was $914.3 million, consisting of $2,039.8 million in total current assets and $1,125.4 million in total current liabilities. Working capital at December 31, 2014 was $586.4 million, consisting of $2,053.8 million in total current assets and $1,467.4 million in total current liabilities.

Capital Spending
Net capital spending was $167.6 million for the nine months ended September 30, 2015, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries. We currently expect to spend an aggregate of approximately $200.0 million in net capital expenditures during 2015, excluding any potential capital expenditures related to the Chalmette Acquisition, for facility improvements and refinery maintenance and turnarounds.
As noted in "Business Developments", we entered into a Sale and Purchase Agreement to purchase the ownership interests of Chalmette Refining. The aggregate purchase price for the Chalmette Acquisition was $322.0 million in cash, plus inventory and working capital of $233.1 million, which is subject to final valuation within ninety days of closing. The Chalmette Acquisition closed on November 1, 2015. The transaction was financed through a combination of cash on hand and borrowings under our existing credit facility. A determination of the acquisition-date fair values of the assets acquired and the liabilities assumed and the working capital at closing calculation is pending the completion of an independent appraisal and other evaluations.
We also entered into a Sales and Purchase Agreement to Purchase the ownership interest of the Torrance refinery, and related logistic assets. The purchase price for the Torrance Acquisition is $537.5 million in cash, plus inventory and working capital to be valued at closing. The purchase price is also subject to other customary purchase price adjustments. The Torrance Acquisition is expected to close in the second quarter of 2016, subject to satisfaction of customary closing conditions. We expect to finance the transaction with a combination of cash on hand, debt, including the proceeds from the issuance of the 7.0% Senior Secured Notes due 2023, and proceeds contributed to us in connection with PBF Energy's October 2015 Equity Offering.

Share Repurchases
On August 19, 2014, PBF Energy's Board of Directors authorized the repurchase of up to $200.0 million of the Company's  Series C Units, through the repurchase of PBF Energy’s Class A common stock (the "Repurchase Program"). On October 29, 2014, PBF Energy's Board of Directors approved an additional $100.0 million increase to the existing Repurchase Program. As of September 30, 2015, the Company has purchased approximately 6.05 million of the Company's Series C Units under the Repurchase Program, for a total of $150.8 million through the purchase of PBF Energy’s Class A common stock in open market transactions. As of September 30, 2015, PBF Energy has the ability to purchase an additional $149.2 million in Class A common stock under the approved Repurchase Program.
These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. PBF Energy is not obligated to purchase any shares under the Repurchase Program, and repurchases may be suspended or discontinued at any time without prior notice.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

We have no off-balance sheet arrangements as of September 30, 2015, other than outstanding letters of credit in the amount of approximately $152.7 million.
In March 2015, we sold 515 of our owned crude railcars and concurrently entered into a lease agreement for the same railcars. The lease agreements for the railcars have varying terms from five to seven years. We received a cash payment for the railcars of approximately $77.6 million and expect to make payments totaling $44.9 million over the term of the lease for these railcars.
In June 2015, we sold 404 of our owned crude railcars and concurrently entered into lease agreements for the same railcars. The lease agreements for the railcars have varying terms from five to six years. We received aggregate cash payments for the railcars of approximately $60.5 million and expect to make payments totaling $36.0 million over the term of the lease for these railcars.
In July 2015, we sold 131 of our owned crude railcars and concurrently entered into lease agreements for the same railcars. The lease agreements for the railcars have six year terms. We received aggregate cash payments for the railcars of approximately $19.3 million and expect to make payments totaling $11.9 million over the term of the lease for these railcars.
In August 2015, we sold 72 of our owned crude railcars and concurrently entered into lease agreements for the same railcars. The lease agreements for the railcars have six year terms. We received aggregate cash payments for the railcars of approximately $10.8 million and expect to make payments totaling $6.6 million over the term of the lease for these railcars.
During the nine months ended September 30, 2015, we entered into additional railcar leases with terms of up to 7 years. We expect to make lease payments of $38.7 million over the remaining term of these additional agreements.

Tax Receivable Agreement Obligations
PBF Energy used a portion of the proceeds from its initial public offering to purchase PBF LLC Series A Units from the members of PBF LLC other than PBF Energy. In addition, the members of PBF LLC other than PBF Energy may (subject to the terms of the exchange agreement) exchange their PBF LLC Series A Units for shares of Class A common stock of PBF Energy on a one-for-one basis. As a result of both the purchase of PBF LLC Series A Units and subsequent secondary offerings and exchanges, PBF Energy is entitled to a proportionate share of the existing tax basis of the assets of PBF LLC. Such transactions have resulted in increases in the tax basis of the assets of PBF LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that PBF Energy would otherwise be required to pay in the future. These increases in tax basis have reduced the amount of the tax that PBF Energy would have otherwise been required to pay and may also decrease gains (or increase losses) on the future disposition of certain capital assets to the extent the tax basis is allocated to those capital assets. PBF Energy entered into a tax receivable agreement with the current and former members of PBF LLC other than PBF Energy that provides for the payment by PBF Energy to such members of 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) these increases in tax basis and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries.
PBF Energy expects to obtain funding for these payments by causing its subsidiaries to make cash distributions to PBF LLC, which, in turn, will distribute such amounts, generally as tax distributions, on a pro-rata basis to its owners, which as of September 30, 2015 include the members of PBF LLC other than PBF Energy holding a 5.6% interest and PBF Energy holding a 94.4% interest. The members of PBF LLC other than PBF Energy may continue to reduce their ownership in PBF LLC by exchanging their PBF LLC Series A Units for shares of PBF Energy Class A common stock. Such exchanges may result in additional increases in the tax basis of PBF Energy’s investment in PBF LLC and require PBF Energy to make increased payments under the tax receivable agreement. Required payments under the tax receivable agreement also may increase or become accelerated in certain circumstances, including certain changes of control.

Dividend and Distribution Policy
PBF Energy
With respect to dividends and distributions paid during the nine months ended September 30, 2015, PBF LLC made aggregate non-tax quarterly distributions of $82.0 million, or $0.90, per unit to its members, of which $77.3 million was distributed pro rata to PBF Energy and the balance was distributed to its other members. PBF Energy used this $77.3 million to pay quarterly cash dividends of $0.30 per share of Class A common stock on March 10, 2015, May 27, 2015 and August 10, 2015. In addition, during the nine months ended September 30, 2015, PBF LLC made aggregate tax distributions to its members of $186.1 million, of which $175.6 million was distributed to PBF Energy.
On October 29, 2015, the Board of Directors of PBF Energy declared a dividend of $0.30 per share on outstanding Class A common stock. The dividend is payable on November 24, 2015 to Class A common stockholders of record at the close of business on November 9, 2015. PBF Holding intends, if necessary, to make a distribution of $30.8 million to PBF LLC, which in turn will make pro-rata distributions of $0.30 per unit to its members, including PBF Energy. PBF Energy will then use this distribution to fund the dividend payments to the shareholders of PBF Energy.
As of September 30, 2015, PBF LLC had $1,096.2 million of unused borrowing availability, which includes PBF Holding's cash and cash equivalents of $369.4 million, under the Revolving Loan to fund its operations, if necessary. Accordingly, as of September 30, 2015, there was sufficient cash and cash equivalents and borrowing capacity under its credit facilities available to make distributions to PBF LLC, in order for PBF LLC to make pro rata distributions to its members, including PBF Energy, necessary to fund in excess of one year’s cash dividend payments by PBF Energy.
Since, as described above, there was sufficient cash and cash equivalents and borrowing capacity as of September 30, 2015, PBF Holding would have been permitted under our debt agreements to make these distributions; however, our ability to continue to comply with our debt covenants is, to a significant degree, subject to our operating results, which are dependent on a number of factors outside of our control. We believe our and our subsidiaries' available cash and cash equivalents, other sources of liquidity to operate our business and operating performance provides us with a reasonable basis for our assessment that we can support PBF Energy's intended distribution policy.

PBF Logistics LP
PBFX intends to pay a minimum quarterly distribution of at least $0.30  per unit per quarter, or $1.20 per unit on an annualized basis, which aggregates to approximately $10.4 million per quarter and approximately $41.6 million per year based on the number of common and subordinated units outstanding as of September 30, 2015. During the nine months ended September 30, 2015, PBFX made quarterly cash distributions totaling $35.8 million of which $18.7 million was distributed to PBF LLC and the balance was distributed to its public unit holders.
On October 29, 2015, the Board of Directors of PBFX's general partner, PBF GP, declared a distribution of $0.39 per unit on outstanding common and subordinated units of PBFX. The distribution was paid on November 30, 2015 to PBFX common and subordinated unit holders of record at the close of business on November 13, 2015.
As of September 30, 2015, PBFX had $298.5 million of unused borrowing availability under the PBFX Revolving Credit Facility and cash and cash equivalents of $18.2 million to fund its operations, if necessary. Accordingly, as of September 30, 2015, there was sufficient cash and cash equivalents and borrowing capacity under our credit facilities available to PBFX to make distributions to unit holders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks, including changes in commodity prices and interest rates. Our primary commodity price risk is associated with the difference between the prices we sell our refined products for and the prices we pay for crude oil and other feedstocks. We may use derivative instruments to manage the risks from changes in the prices of crude oil and refined products, interest rates, or to capture market opportunities.

Commodity Price Risk
Our earnings, cash flow and liquidity are significantly affected by a variety of factors beyond our control, including the supply of, and demand for, crude oil, other feedstocks, refined products and natural gas. The supply of and demand for these commodities depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, planned and unplanned downtime in refineries, pipelines and production facilities, production levels, the availability of imports, the marketing of competitive and alternative fuels, and the extent of government regulation. As a result, the prices of these commodities can be volatile. Our revenues fluctuate significantly with movements in industry refined product prices, our cost of sales fluctuates significantly with movements in crude oil and feedstock prices and our operating expenses fluctuate with movements in the price of natural gas. We manage our exposure to these commodity price risks through our supply and inventory intermediation agreements as well as through the use of various commodity derivative instruments.
Certain of our agreements reduce the time we are exposed to market price fluctuations. For example, our crude and feedstock supply agreement with Statoil allows us to take title to and price our crude oil at locations in close proximity to our refineries, as opposed to the crude oil origination point. The crude supply agreement with MSCG for our Toledo refinery, which terminated on July 31, 2014, allowed us to price and pay for our crude oil as it is processed at that refinery.
We may use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and feedstocks, finished products and natural gas outside of the agreements. The derivative instruments we use include physical commodity contracts and exchange-traded and over-the-counter financial instruments. We mark-to-market our commodity derivative instruments and recognize the changes in their fair value in our statements of operations.
At September 30, 2015 and December 31, 2014, we had gross open commodity derivative contracts representing 47.9 million barrels and 49.3 million barrels, respectively, with an unrealized net gain of $22.8 million and $31.2 million, respectively. The open commodity derivative contracts as of September 30, 2015 expire at various times during 2015 and 2016.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 19.3 million barrels and 18.6 million barrels at September 30, 2015 and December 31, 2014, respectively. The average cost of our hydrocarbon inventories was approximately $95.09 and $94.29 per barrel on a LIFO basis at September 30, 2015 and December 31, 2014, respectively, excluding the net impact of LCM adjustments of approximately $771.3 million and $690.1 million, respectively. If market prices decline to a level below the average cost, we may be required to further write down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 37 million MMBTUs of natural gas amongst our three refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $37 million.

Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by the EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs when the price of these instruments is deemed favorable.

Interest Rate Risk
Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company's debt rating. If this facility were fully drawn, a one percent change in the interest rate would increase or decrease our interest expense by $26.0 million annually.
The PBFX Revolving Credit Facility and the PBFX Term Loan bear interest at a variable rate and exposes us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under these facilities would result in a $4.5 million change in our interest expense, assuming we were to borrow all $325.0 million under our PBFX Revolving Credit Facility and the outstanding balance of our PBFX Term Loan was $234.2 million.
The Rail Facility bears interest at a variable rate and exposes us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $1.5 million change in our interest expense, assuming the $150.0 million available under the Rail Facility were fully drawn.
We also have interest rate exposure in connection with our Statoil crude oil agreement and J. Aron Inventory Intermediation Agreements under which we pay a time value of money charge based on LIBOR.

Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
PBF LLC maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information which is required to be disclosed is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of our management, including PBF LLC's principal executive officer and the principal financial officer, we have evaluated the effectiveness of our system of disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of September 30, 2015. Based on that evaluation, PBF LLC's principal executive officer and the principal financial officer have concluded that PBF LLC's disclosure controls and procedures are effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
Management has not identified any changes in PBF LLC's internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware's coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively the "Appellants") regarding an air permit Delaware City Refining Company LLC ("Delaware City Refining" or "DCR") obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the "EAB") and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants' appeal. The Appellants appealed to the Delaware Supreme Court, and, on November 5, 2015, the Supreme Court affirmed the Superior Court decision.
On July 24, 2013, the Delaware Department of Natural Resources and Environmental Control ("DNREC") issued a Notice of Administrative Penalty Assessment and Secretary’s Order to Delaware City Refining for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment seeks $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. We dispute the amount of the penalty assessment and allegations made in the order, and are in discussions with DNREC to resolve the assessment.
As of November 1, 2015, the Company acquired Chalmette Refining, which is in discussions with the Louisiana Department of Environmental Quality ("LDEQ") to resolve self-reported deviations from refinery operations relating to certain Clean Air Act Title V permit conditions, limits and other requirements that occurred prior to acquisition by the Company. LDEQ commenced an enforcement action against Chalmette Refining on November 14, 2014 by issuing a Consolidated Compliance Order and Notice of Potential Penalty ("CCO/NOPP") covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement, which suspends enforcement of the CCO/NOPP while negotiations are ongoing. It is possible that LDEQ will assess an administrative penalty against Chalmette Refining, but any such amount is not expected to be material to the Company.

Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the section entitled "Risk Factors" in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Exchange of the Company's Series A Units for PBF Energy Class A common stock
In the three months ended September 30, 2015, a total of 85,025 of the Company's Series A Units were exchanged for 85,025 shares of PBF Energy Class A common stock in transactions exempt from registration under Section 4(2) of the Securities Act. We received no other consideration in connection with these exchanges. No exchanges were made by any of our directors or current executive officers.
Share Repurchase Program
The Company has repurchased its Series C Units through the repurchase of PBF Energy’s Class A common stock in open market transactions. The following table summarizes PBF Energy Class A common stock repurchase activity during the three months ended September 30, 2015:

	Total number of shares purchased (1)	Average price paid per share (2)	Total number of share purchased as part of publicly announced plans or programs	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1-31, 2015	142,487	$28.58	142,487	149,196
August 1-31, 2015	—	—	—	149,196
September 1-30, 2015	—	—	—	149,196
Total	142,487	$28.58	142,487	$149,196
(1) The shares purchased include only those shares that have settled as of the period end date.
(2) Average price per share excludes transaction commissions.

Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

2.1**
Sale and Purchase Agreement by and between PBF Holding Company LLC and ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipeline Company as of September 29, 2015.(Incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 1, 2015 (File No. 001-35764))

10.1(2)
Third Amended and Restated Employment Agreement between PBF Investments LLC and Thomas D. O'Malley, Executive Chairman of the Board of Directors of PBF Energy Inc. as of September 8, 2015. (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 11, 2015 (File No. 001-35764))

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Filed herewith.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of the omitted schedules to the SEC upon request.
(1)	This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.
(2)	Indicates management compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF Energy Company LLC

Date	December 8, 2015	By:	/s/ Erik Young
Erik Young Senior Vice President, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1**
Sale and Purchase Agreement by and between PBF Holding Company LLC and ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipeline Company as of September 29, 2015.(Incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 1, 2015 (File No. 001-35764))

10.1(2)
Third Amended and Restated Employment Agreement between PBF Investments LLC and Thomas D. O'Malley, Executive Chairman of the Board of Directors of PBF Energy Inc. as of September 8, 2015. (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 11, 2015 (File No. 001-35764))

31.1*	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Erik Young, Chief Financial Officer of PBF LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* (1)	Certification of Thomas J. Nimbley, Chief Executive Officer of PBF LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* (1)	Certification of Erik Young, Chief Financial Officer of PBF LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 ——————————

*	Filed herewith.
**	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of the omitted schedules to the SEC upon request.
(1)	This exhibit should not be deemed to be "filed" for purposes of Section 18 of the Exchange Act.
(2)	Indicates management compensatory plan or arrangement.