Form 10-K
period 2015-12-31
PBF Energy Co LLC
filed 2016-03-24
CIK 1645026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 333-206728-02

PBF ENERGY COMPANY LLC
(Exact name of registrant as specified in its charter)

DELAWARE	61-1622166

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Sylvan Way, Second Floor Parsippany, New Jersey	07054
(Address of principal executive offices)	(Zip Code)
Registrants’ telephone number, including area code: (973) 455-7500
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No (Note: As of January 1, 2016, the registrant was no longer subject to the filing requirements of Section 13 or 15(d) of the Exchange Act; however, the registrant filed all reports required to be filed during the period it was subject to Section 13 or 15(d) of the Exchange Act.)
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
☐	☐	☒	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There is no trading in the membership interests of PBF Energy Company LLC and therefore an aggregate market value based on such is not determinable.
PBF Energy Company LLC has no common stock outstanding. As of March 20, 2016, approximately 95.1% of the outstanding economic interests in PBF Energy Company LLC were owned by PBF Energy Inc. and the remaining economic interests were held by the members of PBF Energy Company LLC, other than PBF Energy Inc.
DOCUMENTS INCORPORATED BY REFERENCE
PBF Energy Inc., the sole managing member and the owner of approximately 95.1% of the outstanding economic interests of PBF Energy Company LLC, filed with the Securities and Exchange Commission a definitive Proxy Statement for its Annual Meeting of Stockholders on March 22, 2016. Portions of the Proxy Statement are incorporated by reference in Part III of this Form 10-K to the extent stated herein.

PBF ENERGY COMPANY LLC

This Annual Report on Form 10-K is filed by PBF Energy Company LLC (“PBF LLC”), a Delaware limited liability company and holding company, whose sole managing member is PBF Energy Inc. (“PBF Energy”). As of December 31, 2015, approximately 95.1% of the outstanding economic interests in PBF LLC were owned by PBF Energy and the remaining economic interests were held by the members of PBF LLC, other than PBF Energy. PBF LLC and its subsidiaries’ business and affairs are operated and controlled by PBF Energy. PBF LLC is a holding company for the companies that directly and indirectly own and operate PBF Energy’s business. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC. PBF LLC also holds a 53.7% limited partner interest, a non-economic general partner interest and all of the incentive distribution rights in PBF Logistics LP (“PBFX” or the “Partnership”), a publicly traded master limited partnership. PBF LLC, through its ownership of the general partner of PBFX, consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unit holders other than PBF LLC.

PART I
This Annual Report on Form 10-K is filed by PBF LLC. Unless the context indicates otherwise, the terms “the Company”, “we,” “us,” and “our” refer to both PBF LLC and its consolidated subsidiaries, including PBF Holding Company LLC (“PBF Holding”), PBF Investments LLC (“PBF Investments”), PBF Services Company LLC, PBF Power Marketing LLC, PBF Energy Limited, Toledo Refining Company LLC (“Toledo Refining” or “TRC”), Paulsboro Natural Gas Pipeline Company LLC, Paulsboro Refining Company LLC (“Paulsboro Refining” or “PRC”), Delaware Pipeline Company LLC, Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”), Delaware City Terminaling Company LLC, Toledo Terminaling Company LLC, Chalmette Refining, L.L.C. (“Chalmette Refining”), MOEM Pipeline LLC, Collins Pipeline Company, T&M Terminal Company, PBF Logistics GP LLC (“PBF GP”), PBF Logistics LP (“PBFX”) and PBF Rail Logistics Company LLC.
In this Annual Report on Form 10-K, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, intentions, and resources, under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should read our forward-looking statements together with our disclosures under the heading: “Cautionary Statement for the Purpose of Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.” When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Annual Report on Form 10-K under “Risk Factors” in Item 1A.

ITEM. 1 BUSINESS
Overview
We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. We sell our products throughout the Northeast, Midwest and Gulf Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations. We were formed in 2008 to pursue acquisitions of crude oil refineries and downstream assets in North America. We currently own and operate four domestic oil refineries and related assets, which we acquired in 2010, 2011 and November 2015. Our refineries have a combined processing capacity, known as throughput, of approximately 730,000 bpd, and a weighted-average Nelson Complexity Index of 11.7. We operate in two reportable business segments: Refining and Logistics.
PBF Energy was formed on November 7, 2011 and is a holding company whose primary asset is a controlling equity interest in PBF LLC. PBF Energy is the sole managing member of PBF LLC and operates and controls all of the business and affairs of PBF LLC. PBF LLC is a holding company for the companies that directly or indirectly own and operate PBF Energy’s business. PBF Holding is a wholly-owned subsidiary of PBF LLC and is the parent company for our refining operations. PBF LLC consolidates the financial results of PBFX and records a noncontrolling interest for the economic interests in PBFX held by the public common unit holders of PBFX.
As of December 31, 2015, PBF Energy owned 97,781,933 PBF LLC Series C Units and our current and former executive officers and directors and certain employees and others held 4,985,358 PBF LLC Series A Units (we refer to all of the holders of the PBF LLC Series A Units as “the members of PBF LLC other than PBF Energy”). As a result, the holders of PBF Energy’s issued and outstanding shares of PBF Energy’s Class A common stock have approximately 95.1% of the voting power in PBF Energy, and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have approximately 4.9% of the voting power in PBF Energy.
Refining
Our four refineries are located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey and New Orleans, Louisiana. Our Mid-Continent refinery at Toledo processes light, sweet crude and has a throughput capacity of 170,000 bpd and a Nelson Complexity Index of 9.2. The majority of Toledo’s WTI-based crude is delivered via pipelines that originate in both Canada and the United States. Since our acquisition of Toledo in 2011, we have added additional truck and rail crude unloading capabilities that provide feedstock sourcing flexibility for the refinery and enables Toledo to run a more cost-advantaged crude slate. Our East Coast refineries at Delaware City and Paulsboro have a combined refining capacity of 370,000 bpd and Nelson Complexity Indices of 11.3 and 13.2, respectively. These high-conversion refineries process primarily medium and heavy, sour crudes and have the flexibility to receive crude and feedstock via both water and rail. We have expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, including the expansion of the crude rail unloading facilities that was completed in February 2013. The Delaware City rail unloading facility, which was transferred to PBFX in 2014, allows our East Coast refineries the flexibility to source WTI-based crudes from Western Canada and the Mid-Continent, when doing so provides cost advantages versus traditional Brent-based international crudes. We believe this sourcing optionality is critical to the profitability of our East Coast refining system. The Chalmette Refinery, located outside of New Orleans, Louisiana, is an 189,000 bpd, dual-train coking refinery with a Nelson Complexity of 12.7 and is capable of processing both light and heavy crude oil. The facility is strategically positioned on the Gulf Coast with strong logistics connectivity that offers flexible raw material sourcing and product distribution opportunities, including the potential to export products.
On November 1, 2015, we closed our acquisition of the Chalmette refinery and related logistics assets (the “Chalmette Acquisition”). The Chalmette Acquisition included acquisition of 100% ownership of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the Louisiana Offshore oil Port (“LOOP”) facility through a third party pipeline. We also acquired an 80% ownership in each of the Collins Pipeline Company and T&M Terminal Company, both located in Collins, Mississippi, which provide a clean products outlet for the refinery via the Plantation and Colonial Pipelines. The purchase price was $322.0 million, plus estimated inventory and working capital of $243.3 million, which is subject to final valuation upon agreement of both parties. The transaction was financed through a combination of cash on hand and borrowings under our Revolving Loan (as defined below).
The Chalmette Acquisition represents our entry into the Gulf Coast market and we believe the acquisition offers numerous opportunities for us to potentially enhance earnings through exercising our commercial flexibility. The Gulf Coast is a product exporting region and this should be an opportunity for us to participate in the international as well as domestic market. Additionally, the Chalmette refinery currently distributes products to the product-short Northeastern United States through access to the Colonial pipeline and we believe there is an opportunity for the Chalmette refinery to increase its profitability by penetrating further into the local products market. We also entered into a market-based crude supply agreement with Petróleos de Venezuela S.A. (“PDVSA”) in connection with the acquisition. By being flexible in supplying products to the international market, exporting to Petroleum Administration for Defense District 3 (“PADD 3”) and increasing local sales, we believe the overall profitability of the refinery can be enhanced.
The acquisition of the Chalmette refinery gives us a broader more diversified asset base and increases the number of operating refineries from three to four, and our combined crude oil throughput capacity from 540,000 bpd to approximately 730,000 bpd. The acquisition provides us with a presence in the attractive PADD 3 market. The Chalmette refinery has excellent conversion capabilities and increases our ability to process low cost heavy sour and high acid crude oils.
Logistics
PBFX is a fee-based, growth-oriented, publicly traded Delaware master limited partnership formed by us to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates from sources located throughout the United States and Canada in support of our refineries. All of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil and refined products. We also have agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions are eliminated by PBF LLC in consolidation.
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”). Subsequent to the PBFX Offering, we transferred additional logistical assets to PBFX in three separate transactions in exchange for cash and equity consideration. As of December 31, 2015, we held a 53.7% limited partner interest (consisting of 2,572,944 common units and 15,886,553 subordinated units) in PBFX, with the remaining 46.3% limited partner interest held by the public unit holders. We also own all of the incentive distribution rights (“IDRs”) and indirectly own a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF Logistics GP LLC (“PBF GP”), the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.
See “Item 1A. Risk Factors” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Recent Developments
Pending Torrance Acquisition
On September 29, 2015, PBF Holding entered into a definitive Sale and Purchase Agreement (the “Torrance Sale and Purchase Agreement”) with ExxonMobil Oil Corporation (“ExxonMobil”) and its subsidiary, Mobil Pacific Pipeline Company (together, the “Torrance Sellers”), to purchase the Torrance refinery, and related logistics assets (collectively, the “Torrance Acquisition”). The Torrance refinery, located on 750 acres in Torrance, California, is a high-conversion 155,000 bpd, delayed-coking refinery with a Nelson Complexity of 14.9. The facility is strategically positioned in Southern California with advantaged logistics connectivity that offers flexible raw material sourcing and product distribution opportunities primarily in the California, Las Vegas and Phoenix area markets. The Torrance Acquisition is expected to further increase the Company’s total throughput capacity to approximately 900,000 bpd.
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
The purchase price for the Torrance Acquisition is $537.5 million, plus inventory and working capital to be valued at closing. The purchase price is also subject to other customary purchase price adjustments. The Torrance Acquisition is expected to close in the second quarter of 2016, subject to satisfaction of customary closing conditions. Additionally, as a condition of closing, the Torrance refinery is required to be restored to full working order with respect to the event that occurred on February 18, 2015 resulting in damage to the electrostatic precipitator and related systems, and shall have operated as required under the Torrance Sale and Purchase Agreement for a period of at least fifteen days after such restoration. The Company expects to finance the transaction with a combination of cash on hand and proceeds from PBF Energy’s October 2015 Equity Offering and PBF Holding’s 2023 Senior Secured Notes offering. Following the expected completion of the Torrance Acquisition, our weighted average Nelson Complexity Index will increase to 12.2.

Pending PBFX Plains Asset Purchase
On February 2, 2016, PBFX announced that one of its wholly-owned subsidiaries had entered into an agreement to purchase the assets of four refined product terminals located in the greater Philadelphia region from an affiliate of Plains All American Pipeline, L.P. for a total cash consideration of $100.0 million (the “PBFX Plains Asset Purchase”). The acquisition is expected to close in the second quarter of 2016, subject to customary closing conditions.
Available Information
Our website address is www.pbfenergy.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any other materials filed with (or furnished to) the U.S. Securities and Exchange Commission (SEC) by us are available on our website (under “Investors”) free of charge, soon after we file or furnish such material. In this same location, we also post our corporate governance guidelines, code of business conduct and ethics, and the charters of the committees of our board of directors. These documents are available free of charge in print to any stockholder that makes a written request to the Secretary, PBF Energy Company LLC, One Sylvan Way, Second Floor, Parsippany, New Jersey 07054.

The diagram below depicts our organizational structure as of December 31, 2015:

Operating Segments
The Company operates in two reportable business segments: Refining and Logistics. The Company’s four oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates logistics assets such as crude oil and refined products terminaling, pipeline and storage assets, previously operated and owned by PBF Holding’s subsidiaries DCR, TRC and PBF Holding’s previously held subsidiary, Delaware Pipeline Company LLC, which were acquired by PBFX in a series of transactions during 2014 and 2015. PBFX is reported in the Logistics segment. PBFX currently does not generate third party revenue and as such intersegment related revenues are eliminated in consolidation. Prior to the PBFX Offering, PBFX’s assets were operated within the refining operations of the Company’s Delaware City and Toledo refineries. The assets, did not generate third party revenue nor, apart from Delaware Pipeline Company LLC, any intra-entity revenue and were not considered to be a separate reportable segment. See Note 21 “Segment Information” of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for detailed information on our operating results by business segment.
Refining Segment
We own and operate four refineries in PADDs 1, 2 and 3 providing geographic and market diversity. We produce a variety of products at each of our refineries, including gasoline, ULSD, heating oil, jet fuel, lubricants, petrochemicals and asphalt. We sell our products throughout the Northeast, Midwest and Gulf Coast of the United States, as well as in other regions of the United States and Canada, and are able to ship products to other international destinations.
Delaware City Refinery
Acquisition and Re-Start. Through our subsidiaries, Delaware City Refining and Delaware Pipeline Company LLC, we acquired the idle Delaware City refinery and its related assets, including a petroleum product terminal, a petroleum products pipeline and an electric generation facility, on June 1, 2010 from affiliates of Valero for approximately $220.0 million in cash, consisting of approximately $170.0 million for the refinery, terminal and pipeline assets and $50.0 million for the power plant complex located on the property.
At the time of acquisition, we reached an agreement with the State of Delaware that provided for a five-year operating permit and up to approximately $45.0 million of economic support to re-start the facility, and negotiated a new long-term contract with the relevant union at the refinery. As of December 31, 2015, we had received $41.4 million in economic support from the State of Delaware under this agreement. We believe that the refinery’s ability to process lower quality crudes allows us to capture a higher margin as these lower quality crudes are typically priced at discounts to benchmark crudes, and to compete effectively in a region where product demand currently significantly exceeds refining capacity.
We completed the restart of the Delaware City Refinery in October 2011. Since our acquisition through December 31, 2015, we have invested in turnaround and re-start projects at Delaware City, as well as in the strategic development of crude rail unloading facilities. Crude delivered by rail to Delaware City can also be transported via barge to our Paulsboro refinery of other third party destinations. The Delaware City rail unloading facility, which was transferred to PBFX in 2014, allows our East Coast refineries to source WTI-based crudes from Western Canada and the Mid-Continent, which we believe, at times, may provide cost advantages versus traditional Brent-based international crudes.
Overview. The Delaware City refinery is located on an approximately 5,000-acre site, with access to waterborne cargoes and an extensive distribution network of pipelines, barges and tankers, truck and rail. Delaware City is a fully integrated operation that receives crude via rail at its crude unloading facilities, or ship or barge at its docks located on the Delaware River. The crude and other feedstocks are transported, via pipes, to an extensive tank farm where they are stored until processing. In addition, there is a 17-bay, 50,000 bpd capacity truck loading rack located adjacent to the refinery and a 23-mile interstate pipeline that are used to distribute clean products, which were transferred to PBFX in conjunction with its acquisition of the Delaware City Products Pipeline and Truck Rack (as defined below) in May 2015.
The Delaware City refinery has a throughput capacity of 190,000 bpd and a Nelson Complexity Index of 11.3. As a result of its configuration and process units, Delaware City has the capability of processing a slate of heavy crudes with a high concentration of high sulfur crudes and is one of the largest and most complex refineries on the East Coast. The Delaware City refinery is one of two heavy crude coking refineries, the other being Paulsboro, on the East Coast of the United States with coking capacity equal to approximately 25% of crude capacity.
The Delaware City refinery primarily processes a variety of medium to heavy, sour crude oils, but can run light, sweet crude oils as well. The refinery has large conversion capacity with its 82,000 bpd FCC unit, 47,000 bpd FCU and 18,000 bpd hydrocracking unit with vacuum distillation. Hydrogen is provided via the refinery’s steam methane reformer and continuous catalytic reformer. The Delaware City refinery predominantly produces gasoline, diesel fuels and heating oil as well as certain lower value products such as petroleum coke and LPGs.
The following table approximates the Delaware City refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	190,000
Vacuum Distillation Unit	102,000
Fluid Catalytic Cracking Unit (FCC)	82,000
Hydrotreating Units	160,000
Hydrocracking Unit	18,000
Catalytic Reforming Unit (CCR)	43,000
Benzene / Toluene Extraction Unit	15,000
Butane Isomerization Unit (ISOM)	6,000
Alkylation Unit (Alky)	11,000
Polymerization Unit (Poly)	16,000
Fluid Coking Unit (FCU/ Fluid Coker)	47,000
Feedstocks and Supply Arrangements. In April 2011, we entered into a crude and feedstock supply agreement with Statoil that expired on December 31, 2015. Pursuant to the agreement as amended in October 2012, we directed Statoil to purchase waterborne crude and other feedstocks for Delaware City and Statoil purchased these products on the spot market or through term agreements. Accordingly, Statoil entered into, on our behalf, hedging arrangements to protect against changes in prices between the time of purchase and the time of processing the feedstocks. In addition to procurement, Statoil arranged transportation and insurance for these waterborne deliveries of crude and feedstock supply and we paid Statoil a per barrel fee for their procurement and logistics services. Subsequent to the termination of the Statoil supply agreement, we purchase all of our crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements.
Product Offtake. We currently market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements. Prior to June 30, 2013, we sold the bulk of Delaware City’s clean products to MSCG through an offtake agreement. Under the offtake agreement, MSCG purchased 100% of our finished clean products at Delaware City, which included gasoline, heating oil and jet fuel, as well as our intermediates. During the term of the offtake agreement, we sold the remainder of our refined products directly to a variety of customers on the spot market or through term agreements.
Inventory Intermediation Agreement. On June 26, 2013, we entered into an Inventory Intermediation Agreement with J. Aron (“Inventory Intermediation Agreement”) to support the operations of the Delaware City refinery, which commenced upon the termination of the product offtake agreement with MSCG. Pursuant to the

Inventory Intermediation Agreement, J. Aron purchased certain of the finished and intermediate products (collectively the “Products”) located at the refinery upon termination of the MSCG product offtake agreement. J. Aron purchases the Products produced and delivered into the refinery’s storage tanks on a daily basis. J. Aron further agrees to sell to us on a daily basis the Products delivered out of the refinery’s storage tanks. On May 29, 2015, we entered into amended and restated inventory intermediation agreements for both the Delaware City and Paulsboro refineries (the “A&R Intermediation Agreements”) with J. Aron, pursuant to which certain terms of the existing Inventory Intermediation Agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Tankage Capacity. The Delaware City refinery has total storage capacity of approximately 10.0 million barrels. Of the total, 18 tanks with approximately 3.6 million barrels of storage capacity are dedicated to crude oil and other feedstock storage with the remaining approximately 6.4 million barrels allocated to finished products, intermediates and other products.
Energy and Other Utilities. Under normal operating conditions, the Delaware City refinery consumes approximately 65,000 MMBTU per day of natural gas. The Delaware City refinery has a 280 MW power plant located on-site that consists of two natural gas-fueled turbines with combined capacity of approximately 140 MW and four turbo-generators with combined nameplate capacity of approximately 140 MW. Collectively, this power plant produces electricity in excess of Delaware City’s refinery load of approximately 90 MW. Excess electricity is sold into the Pennsylvania-New Jersey-Maryland, or PJM, grid. Steam is primarily produced by a combination of three dedicated boilers and supplemented by secondary boilers at the FCC and coker.
Paulsboro Refinery
Acquisition. We acquired the entities that owned the Paulsboro refinery (including an associated natural gas pipeline) on December 17, 2010, from Valero for approximately $357.7 million, excluding working capital. The purchase price excluded inventory purchased on our behalf by MSCG and Statoil.
Overview. Paulsboro has a throughput capacity of 180,000 bpd and a Nelson Complexity Index of 13.2. The Paulsboro refinery is located on approximately 950 acres on the Delaware River in Paulsboro, New Jersey, just south of Philadelphia and approximately 30 miles away from Delaware City. Paulsboro receives crude and feedstocks via its marine terminal on the Delaware River. Paulsboro is one of two operating refineries on the East Coast with coking capacity, the other being Delaware City. Major units at the Paulsboro refinery include crude distillation units, vacuum distillation units, an FCC unit, an Alkylation unit, a delayed coking unit, lube oil processing units and a propane deasphalting unit.
The Paulsboro refinery primarily processes a variety of medium and heavy, sour crude oils but can run light, sweet crude oils as well. The Paulsboro refinery predominantly produces gasoline, diesel fuels and jet fuel and also manufactures Group I base oils or lubricants. In addition to its finished clean products slate, Paulsboro produces asphalt and petroleum coke.
The following table approximates the Paulsboro refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Units	168,000
Vacuum Distillation Units	83,000
Fluid Catalytic Cracking Unit (FCC)	55,000
Hydrotreating Units	141,000
Catalytic Reforming Unit (CCR)	32,000
Alkylation Unit (Alky)	11,000
Lube Oil Processing Unit	12,000
Delayed Coking Unit (Coker)	27,000
Propane Deasphalting Unit	11,000
Feedstocks and Supply Arrangements. We have a contract with Saudi Aramco pursuant to which we have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at Paulsboro. The crude purchased under this contract is priced off ASCI.
Product Offtake. Prior to June 30, 2013, we sold the bulk of Paulsboro’s clean products to MSCG through an offtake agreement. With the exception of certain jet fuel and lubricant sales, MSCG purchased 100% of our finished clean products and intermediates under the offtake agreement. During the term of the offtake agreement, we sold the remainder of our refined products directly to a variety of customers on the spot market or through term agreements. Subsequent to the termination of the offtake agreement, we market and sell all of our refined products independently to a variety of customers on the spot market or through term agreements under which we sell approximately 35% of our Paulsboro refinery’s gasoline production.
Inventory Intermediation Agreement. On June 26, 2013, the Company entered into an Inventory Intermediation Agreement with J. Aron to support the operations of the Paulsboro refinery, which commenced upon the termination of the product offtake agreement with MSCG. Pursuant to the Inventory Intermediation Agreement, J. Aron purchases the Products produced and delivered into the refinery’s storage tanks on a daily basis. J. Aron further agrees to sell to us on a daily basis the Products delivered out of the refinery’s storage tanks. On May 29, 2015, the Company and J. Aron amended the Inventory Intermediation Agreement, pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Tankage Capacity. The Paulsboro refinery has total storage capacity of approximately 7.5 million barrels. Of the total, approximately 2.1 million barrels are dedicated to crude oil storage with the remaining 5.4 million barrels allocated to finished products, intermediates and other products.
Energy and Other Utilities. Under normal operating conditions, the Paulsboro refinery consumes approximately 30,000 MMBTU per day of natural gas. The Paulsboro refinery is virtually self-sufficient for its electrical power requirements. The refinery supplies approximately 90% of its 63 MW load through a combination of four generators with a nameplate capacity of 78 MW, in addition to a 30 MW gas turbine generator and two 15 MW steam turbine generators located at the Paulsboro utility plant. In the event that Paulsboro requires additional electricity to operate the refinery, supplemental power is available through a local utility. Paulsboro is connected to the grid via three separate 69 KV aerial feeders and has the ability to run entirely on imported power. Steam is primarily produced by three boilers, each with continuous rated capacity of 300,000-lb/hr at 900-psi. In addition, Paulsboro has a heat recovery steam generator and a number of waste heat boilers throughout the refinery that supplement the steam generation capacity. Paulsboro’s current hydrogen needs are met by the hydrogen supply from the reformer. In addition, the refinery employs a standalone steam methane reformer that is capable of producing 10 MMSCFD of 99% pure hydrogen. This ancillary hydrogen plant is utilized as a back-up source of hydrogen for the refinery’s process units.

Toledo Refinery
Acquisition. Through our subsidiary, Toledo Refining, we acquired the Toledo refinery on March 1, 2011, from Sunoco for approximately $400.0 million, excluding working capital. We also purchased refined and certain intermediate products inventory for approximately $299.6 million, and MSCG purchased the refinery’s crude oil inventory on our behalf. Additionally, included in the terms of the sale was a five-year participation payment of up to $125.0 million payable to Sunoco based upon post-acquisition earnings of the refinery, which was paid in full.
Overview. Toledo has a throughput capacity of approximately 170,000 bpd and a Nelson Complexity Index of 9.2. Toledo primarily processes a slate of light, sweet crudes from Canada, the Mid-Continent, the Bakken region and the U.S. Gulf Coast. Toledo produces finished products including gasoline and ULSD, in addition to a variety of high-value petrochemicals including benzene, toluene, xylene, nonene and tetramer.
The Toledo refinery is located on a 282-acre site near Toledo, Ohio, approximately 60 miles from Detroit. Major units at the Toledo refinery include a crude unit, an FCC unit, an alkylation unit, a hydrocracker and a UDEX unit. Crude is delivered to the Toledo refinery through three primary pipelines: (1) Enbridge from the north, (2) Capline from the south and (3) Mid-Valley from the south. Crude is also delivered to a nearby terminal by rail and from local sources by truck to a truck unloading facility within the refinery.
The following table approximates the Toledo refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	170,000
Fluid Catalytic Cracking Unit (FCC)	79,000
Hydrotreating Units	95,000
Hydrocracking Unit (HCC)	45,000
Catalytic Reforming Units	45,000
Alkylation Unit (Alky)	10,000
Polymerization Unit (Poly)	7,000
UDEX Unit (BTX)	16,300
Feedstocks and Supply Arrangements. We currently fully source our own crude oil needs for Toledo. Prior to July 31, 2014, we had a crude oil acquisition agreement with MSCG pursuant to which we directed MSCG to purchase crude and other feedstocks for Toledo. MSCG purchased crude and feedstocks on the spot market. Accordingly, MSCG entered into, on our behalf, hedging arrangements to protect against changes in prices between the time of purchase and the time of processing the feedstocks. In addition to procurement, MSCG arranged transportation and insurance for the crude and feedstock supply and we paid MSCG a per barrel fee for their procurement and logistics services. We paid MSCG on a daily basis for the corresponding volume of crude or feedstocks two days after they were consumed in conjunction with the refining process.
Product Offtake. Toledo is connected, via pipelines, to an extensive distribution network throughout Ohio, Illinois, Indiana, Kentucky, Michigan, Pennsylvania and West Virginia. The finished products are transported on pipelines owned by Sunoco Logistics Partners L.P. and Buckeye Partners. In addition, we have proprietary connections to a variety of smaller pipelines and spurs that help us optimize our clean products distribution. A significant portion of Toledo’s gasoline and ULSD are distributed through the approximately 28 terminals in this network.
In March 2011, we entered into an agreement with Sunoco whereby Sunoco purchases gasoline and distillate products representing approximately one-third of the Toledo refinery’s gasoline and distillates production. The agreement had a three year term, subject to certain early termination rights. In March 2014, the agreement was renewed and extended for another three year term. We sell the bulk of the petrochemicals produced at the Toledo refinery through short-term contracts or on the spot market and the majority of the petrochemical distribution is done via rail.
Tankage Capacity. The Toledo refinery has total storage capacity of approximately 4.5 million barrels. The Toledo refinery receives its crude through pipeline connections and a truck rack. Of the total, approximately 1.3 million barrels are dedicated to crude oil storage with the remaining 3.2 million barrels allocated to intermediates and products. A portion of storage capacity dedicated to crude oil and finished products was transferred to PBFX in conjunction with its acquisition of the Toledo Storage Facility (as defined below) in December 2014.
Energy and Other Utilities. Under normal operating conditions, the Toledo refinery consumes approximately 17,000 MMBTU per day of natural gas. The Toledo refinery purchases its electricity from a local utility and has a long-term contract to purchase hydrogen and steam from a local third party supplier. In addition to the third party steam supplier, Toledo consumes a portion of the steam that is generated by its various process units.
Chalmette Refinery
Acquisition. On November 1, 2015, we acquired from ExxonMobil, Mobil Pipe Line Company and PDV Chalmette, L.L.C. (collectively, the “Chalmette Sellers”), the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding. The aggregate purchase price for the Chalmette Acquisition was $322.0 million in cash, plus estimated inventory and working capital of $243.3 million, which is subject to final valuation upon agreement by both parties.
Overview. The Chalmette refinery is located on a 400-acre site outside of New Orleans, Louisiana. It is a dual-train coking refinery with a Nelson Complexity Index of 12.7 and is capable of processing both light and heavy crude oil though its 189,000 bpd crude unit and downstream Coker, FCC and alkylation units. Chalmette Refining owns 100% of the MOEM Pipeline, providing access to the Empire Terminal, as well as the CAM Connection Pipeline, providing access to the loop facility through a third party pipeline. Chalmette Refining also owns 80% of each of the Collins Pipeline Company and T&M Terminal Company, both located in Collins, Mississippi, which provide a clean products outlet for the refinery to the Plantation and Colonial Pipelines. Also included in the acquisition are a marine terminal capable of importing waterborne feedstocks and loading or unloading finished products; a clean products truck rack which provides access to local markets; and a crude and product storage facility with approximately 7.5 million barrels of shell capacity.
The Chalmette refinery primarily processes a variety of light and heavy crude oils. The Chalmette refinery predominantly produces gasoline, diesel fuels and jet fuel and also manufactures high-value petrochemicals including benzene and xylene.
The following table approximates the Chalmette refinery’s major process unit capacities. Unit capacities are shown in barrels per stream day.

Refinery Units	Nameplate Capacity
Crude Distillation Unit	189,000
Fluid Catalytic Cracking Unit (FCC)	72,000
Hydrotreating Units	158,000
Delayed Coker	29,000
Catalytic Reforming Units	22,000
Alkylation Unit (Alky)	15,000
Feedstocks and Supply Arrangements. In connection with the Chalmette Acquisition on November 1, 2015, we assumed a crude supply arrangement with PDVSA that has a ten year term with a renewal option for an additional five years, subject to certain early termination rights. The pricing for the crude supply is market based and is agreed upon on a quarterly basis by both parties. Additionally, we obtain crude and feedstocks from other sources through connections to the CAM and MOEM Pipelines as well as ship docks and truck racks.
Product Offtake. Products produced at the Chalmette refinery are transferred to customers through pipelines, the marine terminal and truck rack. The majority of their clean products are delivered to customers via pipelines. The Chalmette refinery’s ownership of the Collins Pipeline and T&M Terminal provide it with strategic access to Southeast and East Coast markets through third party logistics. The Chalmette refinery has an offtake agreement for its truck rack whereby ExxonMobil purchases approximately 50% of the 14,000 barrel per day capacity.
Tankage Capacity. Chalmette has a total tankage capacity of approximately 7.5 million barrels. Of this total, approximately 2.1 million barrels are allocated to crude oil storage with the remaining 5.4 million barrels allocated to intermediates and products.
Energy and Other Utilities. Under normal operating conditions, the Chalmette refinery consumes approximately 30,000 MMBTU per day of natural gas. The Chalmette refinery purchases its electricity from a local utility and has a long-term contract to purchase hydrogen and steam from a third party supplier.
Logistics Segment
We formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX’s operations are aggregated into the Logistics segment. PBFX engages in the receiving, handling and transferring of crude oil and the receipt, storage and delivery of crude oil, refined products and intermediates from sources located throughout the United States and Canada in support of our refineries. PBFX’s revenues are generated from agreements it has with PBF Energy and its subsidiaries for such services. PBFX currently does not generate third party revenue and therefore intersegment related revenues are eliminated in consolidation by PBF LLC. Prior to their acquisition by PBFX, PBFX’s assets were operated within the refining operations of PBF Holding’s Delaware City and Toledo refineries. The assets did not generate third party or intra-entity revenue and were not considered to be a separate reportable segment.
PBFX’s assets consist of the following:

•	The DCR Rail Terminal - A 130,000 bpd light crude oil rail unloading terminal which commenced operations in February 2013 and serves PBF Holding’s Delaware City and Paulsboro refineries.

•	The DCR West Rack - A 40,000 bpd heavy crude oil unloading rack which commenced operations in August 2014 and serves PBF Holding’s Delaware City refinery.

•	The Toledo Truck Terminal - A truck terminal currently comprised of six lease automatic custody transfer (“LACT”) units, with unloading capacity of 22,500 bpd.

•
The Toledo Storage Facility - A storage facility which services PBF Holding’s Toledo refinery and consists of 30 tanks for storing crude oil, refined products and intermediates with aggregate capacity of 3.9 million barrels as well as a propane storage and unloading facility consisting of 27 propane storage bullets and a truck loading facility with a throughput capacity of 11,000 bpd.

•
Delaware City Products Pipeline and Truck Rack - The Delaware City Products Pipeline consists of a 23.4 mile, 16-inch interstate petroleum products pipeline with in excess of 125,000 bpd of capacity located at PBF Holding’s Delaware City refinery. The Delaware City Truck Rack consists of a 15-lane, 76,000 bpd capacity truck loading rack utilized to distribute gasoline and distillates.

Initial Public Offering of PBFX and Subsequent Drop-Down Transactions
On May 14, 2014, PBFX completed its initial public offering of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters’ over-allotment option).
Effective September 30, 2014, PBF Holding distributed to PBF LLC all of the equity interests of Delaware City Terminaling Company II LLC (“DCT II”), which assets consist solely of the Delaware City heavy crude unloading rack (the “DCR West Rack”). PBF LLC then contributed to PBFX all of the equity interests of DCT II for total consideration of $150.0 million consisting of $135.0 million of cash and $15.0 million of PBFX common units, or 589,536 common units (the “DCR West Rack Acquisition”). The DCR West Rack has an estimated throughput capacity of at least 40,000 bpd.
Effective December 11, 2014, PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Toledo Terminaling Company LLC (“Toledo Terminaling”), whose assets consist of a tank farm and related facilities located at our Toledo refinery, including a propane storage and loading facility (the “Toledo Storage Facility”), for total consideration payable to PBF LLC of $150.0 million consisting of $135.0 million of cash and $15.0 million of PBFX common units, or 620,935 common units (the “Toledo Storage Facility Acquisition”).
Effective May 14, 2015, PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC and Delaware City Logistics Company LLC, whose assets consist of the Delaware City Products Pipeline and Truck Rack (collectively referred to as the “Delaware City Products Pipeline and Truck Rack”), for total consideration of $143.0, consisting of $112.5 million of cash and $30.5 million of PBFX common units, or 1,288,420 common units. The Delaware City Products Pipeline is a 23.4 mile, 16-inch interstate petroleum products pipeline with capacity in excess of 125,000 bpd and the Delaware City Truck Rack is a 15-lane, 76,000 bpd truck loading rack.
Subsequent to the transactions described above, as of December 31, 2015, PBF LLC holds a 53.7% limited partner interest in PBFX consisting of 2,572,944 common units and 15,886,553 subordinated units. PBF LLC also owns all of the incentive distribution rights and indirectly owns a non-economic general partner interest in PBFX. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter.
Principal Products
Our refineries make various grades of gasoline, distillates (including diesel fuel, jet fuel and ULSD) and other products from crude oil, other feedstocks, and blending components. We sell these products through our commercial accounts, and sales with major oil companies. For the years ended December 31, 2015, 2014 and 2013, gasoline and distillates accounted for 88.0%, 86.0% and 88.6% of our revenues, respectively.
Customers
We sell a variety of refined products to a diverse customer base. The majority of our refined products are primarily sold through short-term contracts or on the spot market. However, we do have product offtake arrangements for a portion of our clean products. For the years ended December 31, 2015 and 2014, no single customer accounted for 10% or more of our revenues, respectively. Following the Chalmette Acquisition on November 1, 2015, ExxonMobil and its affiliates represented approximately 18% of our total trade accounts receivable as of December 31, 2015. As of December 31, 2014, no single customer accounted for 10% or more of our total trade accounts receivable.
For the year ended December 31, 2013, MSCG and Sunoco accounted for 29% and 10% of our revenues, respectively.

Seasonality
Demand for gasoline and diesel is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Decreased demand during the winter months can lower gasoline and diesel prices. As a result, our operating results for the first and fourth calendar quarters may be lower than those for the second and third calendar quarters of each year. Refining margins remain volatile and our results of operations may not reflect these historical seasonal trends. Most of the effects of seasonality on PBFX’s operating results are mitigated through fee-based commercial agreements with us that include minimum volume commitments.

Competition
The refining business is very competitive. We compete directly with various other refining companies on the East and Gulf Coasts and in the Mid-Continent, with integrated oil companies, with foreign refiners that import products into the United States and with producers and marketers in other industries supplying alternative forms of energy and fuels to satisfy the requirements of industrial, commercial and individual consumers. Some of our competitors have expanded the capacity of their refineries and internationally new refineries are coming on line which could also affect our competitive position.
Profitability in the refining industry depends largely on refined product margins, which can fluctuate significantly, as well as crude oil prices and differentials between the prices of different grades of crude oil, operating efficiency and reliability, product mix and costs of product distribution and transportation. Certain of our competitors that have larger and more complex refineries may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of our principal competitors are integrated national or international oil companies that are larger and have substantially greater resources. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of feedstocks or intense price fluctuations. Refining margins are frequently impacted by sharp changes in crude oil costs, which may not be immediately reflected in product prices.
The refining industry is highly competitive with respect to feedstock supply. Unlike certain of our competitors that have access to proprietary controlled sources of crude oil production available for use at their own refineries, we obtain substantially all of our crude oil and other feedstocks from unaffiliated sources. The availability and cost of crude oil is affected by global supply and demand. We have no crude oil reserves and are not engaged in the exploration or production of crude oil. We believe, however, that we will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.
Corporate Offices
We lease approximately 53,000 square feet for our principal corporate offices in Parsippany, New Jersey. The lease for our principal corporate offices expires in 2017. Functions performed in the Parsippany office include overall corporate management, refinery and HSE management, planning and strategy, corporate finance, commercial operations, logistics, contract administration, marketing, investor relations, governmental affairs, accounting, tax, treasury, information technology, legal and human resources support functions.
Employees
As of December 31, 2015, we had approximately 2,270 employees. At Paulsboro, 286 of our 454 employees are covered by a collective bargaining agreement. In addition, 927 of our 1,584 employees at Delaware City, Toledo and Chalmette are covered by a collective bargaining agreement. None of our corporate employees are covered by a collective bargaining agreement. We consider our relations with the represented employees to be satisfactory. At Delaware City, Toledo and Chalmette, most hourly employees are covered by a collective bargaining agreement through the United Steel Workers (“USW”). The agreements with the USW covering Delaware City and Toledo are scheduled to expire in February 2018 while the agreement with the USW covering Chalmette is scheduled to expire in January 2019. Similarly, at Paulsboro hourly employees are represented by the Independent Oil Workers (“IOW”) under a contract scheduled to expire in March 2018.
Executive Officers of the Registrant
The following is a list of our executive officers as of February 29, 2016:

Name	Age	Position
Thomas D. O’Malley	74	Executive Chairman of the Board of Directors
Thomas J. Nimbley	64	Chief Executive Officer
Matthew C. Lucey	42	President
Erik Young	39	Senior Vice President, Chief Financial Officer
Jeffrey Dill	54	President, Western Region
Thomas L. O’Connor	43	Senior Vice President, Commercial
Herman Seedorf	64	Senior Vice President of Refining
Paul Davis	53	Senior Vice President, Western Region Commercial Operations
Trecia Canty	46	Senior Vice President, General Counsel
Thomas D. O’Malley has served as Executive Chairman of the Board of Directors of PBF Energy since its formation in November 2011, served as Executive Chairman of the Board of Directors of PBF LLC and its predecessors from March 2008 to February 2013, and was the Chief Executive Officer of PBF LLC and its predecessor from inception until June 2010. Mr. O’Malley also served as the Chairman of PBF Holding from April 2010 to June 2010 and from January 2011 to October 2012. Mr. O’Malley has also served as the Chairman of the Board of Directors of PBF GP since 2014. He has more than 30 years of experience in the refining industry. He served as Chairman of the Board of Petroplus Holdings A.G., listed on the Swiss Exchange, from May 2006 until February 2011, and was Chief Executive Officer from May 2006 until September 2007. Mr. O’Malley was Chairman of the Board of Premcor Inc. (“Premcor”), a domestic oil refiner and Fortune 250 company listed on the NYSE, from February 2002 until its sale to Valero in August 2005 and was Chief Executive Officer from February 2002 to January 2005. Before joining Premcor, Mr. O’Malley was Chairman and Chief Executive Officer of Tosco Corporation (“Tosco”). This Fortune 100 company, listed on the NYSE, was the largest independent oil refiner and marketer of oil products in the United States, with annualized revenues of approximately $25.0 billion when it merged with Phillips Petroleum Company (“Phillips”) in September 2001.
Thomas J. Nimbley has served on the Board of Directors of PBF Energy since October 2014. He has served as our and PBF Energy’s Chief Executive Officer since June 2010 and was our Executive Vice President, Chief Operating Officer from March 2010 through June 2010. In his capacity as our Chief Executive Officer, Mr. Nimbley also serves as a director and the Chief Executive Officer of certain of PBF Energy’s subsidiaries, including PBF GP. Prior to joining us, Mr. Nimbley served as a Principal for Nimbley Consultants LLC from June 2005 to March 2010, where he provided consulting services and assisted on the acquisition of two refineries. He previously served as Senior Vice President and head of Refining for Phillips and subsequently Senior Vice President and head of Refining for ConocoPhillips (“ConocoPhillips”) domestic refining system (13 locations) following the merger of Phillips and Conoco Inc. Before joining Phillips at the time of its acquisition of Tosco in September 2001, Mr. Nimbley served in various positions with Tosco and its subsidiaries starting in April 1993.
Matthew C. Lucey has served as PBF Energy’s and our President since January 2015 and was PBF Energy’s and our Executive Vice President from April 2014 to December 2014. Mr. Lucey served as PBF Energy’s and our Senior Vice President, Chief Financial Officer from April 2010 to March 2014. Mr. Lucey joined us as our Vice President, Finance in April 2008. Prior thereto, Mr. Lucey served as a Managing Director of M.E. Zukerman & Co., a New York-based private equity firm specializing in several sectors of the broader energy industry, from 2001 to 2008. Before joining M.E. Zukerman & Co., Mr. Lucey spent six years in the banking industry.

Erik Young has served as PBF Energy’s and our Senior Vice President and Chief Financial Officer since April 2014 after joining us in December 2010 as Director, Strategic Planning where he was responsible for both corporate development and capital markets initiatives. Prior to joining the Company, Mr. Young spent eleven years in corporate finance, strategic planning and mergers and acquisitions roles across a variety of industries. He began his career in investment banking before joining J.F. Lehman & Company, a private equity investment firm, in 2001.
Jeffrey Dill has served as PBF Energy’s and our President, Western Region since September 2015, and prior thereto as PBF Energy and our Senior Vice President, General Counsel and Secretary since May 2010 and from March 2008 until September 2009. Mr. Dill served as Senior Vice President, General Counsel and Secretary for Maxum Petroleum, Inc., a national marketer and logistics company for petroleum products, from September 2009 to May 2010 and as Consulting General Counsel and Secretary for NTR Acquisition Co., a special purpose acquisition company focused on downstream energy opportunities, from April 2007 to February 2008. Previously he served as Vice President, General Counsel and Secretary at Neurogen Corporation, a drug discovery and development company, from March 2006 to December 2007. Mr. Dill has close to 20 years’ experience providing legal support to refining, transportation and marketing organizations in the petroleum industry, including positions at Premcor, ConocoPhillips, Tosco and Unocal Corporation.
Thomas L. O’Connor has serves as PBF Energy’s and our head of commercial activities since September 2015. Mr. O’Connor joined the Company as Senior Vice President in September 2014 with responsibility for business development and growing the business of PBFX, and from January 2015 to September 2015 served as PBF Energy’s and our Co-Head of commercial activities. Prior to joining the Company, Mr. O’Connor worked at Morgan Stanley since 2000 in various positions, most recently as a Managing Director and Global Head of Crude Oil Trading and Global Co-Head of Oil Flow Trading. Prior to joining Morgan Stanley, Mr. O’Connor worked for Tosco from 1995 to 2000 in the Atlantic Basin Fuel Oil and Feedstocks group.
Herman Seedorf serves as PBF Energy’s and our Senior Vice President of Refining. Mr. Seedorf originally joined the Company in February of 2011 as the Delaware City Refinery Plant Manager and became Senior Vice President, Eastern Region Refining, in September of 2013. Prior to 2011, Mr. Seedorf served as the refinery manager of the Wood River Refinery in Roxana, Illinois, and also as an officer of the joint venture between ConocoPhillips and Cenovus Energy Inc. Mr. Seedorf’s oversight responsibilities included the development and execution of the multi-billion dollar upgrade project which enabled the expanded processing of Canadian crude oils. He also served as the refinery manager of the Bayway Refinery in Linden, New Jersey for four years during the time period that it was an asset of the Tosco. Mr. Seedorf began his career in the petroleum industry with Exxon Corporation (“Exxon”) in 1980.
Paul Davis has served as PBF Energy’s and our Senior Vice President, Western Region Commercial Operations since September 2015. Prior thereto, Mr. Davis served as PBF Energy’s and our Vice President, Crude Oil and Feedstocks, and since January 2015 served as Co-Head of commercial activities. Mr. Davis joined the Company in April 2012 and, in May 2013, was named Vice President, Crude Oil and Feedstocks responsible for crude oil and refinery feedstock sourcing. Previously, Mr. Davis was responsible for managing the U.S. clean products commercial operations for HETCO from 2006 to 2012. Prior to that, Mr. Davis was responsible for Premcor’s U.S. Midwest clean products disposition group. Mr. Davis has over 29 years of experience in commercial operations in crude oil and refined products, including 16 years with the ExxonMobil Corporation in various operational and commercial positions, including sourcing refinery feedstocks and crude oil and the disposition of refined petroleum products, as well as optimization roles within refineries.
Trecia Canty has served as PBF Energy’s and our Senior Vice President, General Counsel and Secretary since September 2015. In her role, Ms. Canty is responsible for the Legal Department and Contracts Administration. Previously, Ms. Canty was named Vice President, Senior Deputy General Counsel and Assistant Secretary in October 2014 and led the Company’s commercial and finance legal operations since joining us in November 2012. Prior to joining the Company, Ms. Canty served as Associate General Counsel, Corporate and Assistant Secretary of Southwestern Energy Company, where her responsibilities included finance and mergers and acquisitions, securities and corporate compliance and corporate governance. She also provided legal support to the midstream marketing and logistics businesses. Prior to joining Southwestern Energy Company in 2004, she was an associate with Cleary, Gottlieb, Steen & Hamilton. Ms. Canty has over 20 years of experience focused on energy, mergers and acquisition, securities, finance and corporate matters. Ms. Canty has supported a broad range of functions across the PBF organization and has played a vital role in multiple financings, the Chalmette and Torrance acquisitions, and numerous commercial arrangements.
Mr. Thomas O’Malley is the uncle, by marriage, of Mr. Matthew Lucey.
Environmental, Health and Safety Matters
The Company’s refinery, pipeline and related operations are subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of matter into the environment or otherwise relating to the protection of the environment, waste management and the characteristics and the compositions of fuels. Compliance with existing and anticipated laws and regulations can increase the overall cost of operating the refineries, including remediation, operating costs and capital costs to construct, maintain and upgrade equipment and facilities. Permits are also required under these laws for the operation of our refineries, pipelines and related operations and these permits are subject to revocation, modification and renewal. Compliance with applicable environmental laws, regulations and permits will continue to have an impact on our operations, results of operations and capital requirements. We believe that our current operations are in substantial compliance with existing environmental laws, regulations and permits.
Our operations and many of the products we manufacture are subject to certain specific requirements of the Clean Air Act, or CAA, and related state and local regulations. The CAA contains provisions that require capital expenditures for the installation of certain air pollution control devices at our refineries. Subsequent rule making authorized by the CAA or similar laws or new agency interpretations of existing rules, may necessitate additional expenditures in future years.
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million (“PPM”) sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, six Northeastern states require heating oil with 15 PPM or less sulfur. By July 1, 2016, two more states are expected to adopt this requirement and by July 1, 2018 most of the remaining Northeastern states (except for Pennsylvania and New Hampshire) will require heating oil with 15 PPM or less sulfur. All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company’s financial position, results of operations or cash flows.
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
The EPA was required to release the final annual standards for the Reformulated Fuels Standard (“RFS”) for 2014 no later than Nov 29, 2013 and for 2015 no later than Nov 29, 2014. The EPA did not meet these requirements but did release proposed standards for 2014. The EPA did not finalize this proposal in 2014. However, in May 2015, the EPA re-proposed annual standards for RFS 2 for 2014, and proposed new standards for 2015 and 2016 and biomass-based diesel volumes for 2017. The final standards were issued on November 30, 2015. The standards issued by the EPA include volume requirements in the annual standards which, while below the volumes originally set by Congress, increased renewable fuel use in the U.S. above historical levels and provide for steady growth over time. The EPA also increased the required volume of biomass-based diesel in 2015, 2016, and 2017 while maintaining the opportunity for growth in other advanced biofuels. The Company is currently evaluating the final standards and they may have a material impact on the Company’s cost of compliance with RFS 2.

On December 1, 2015 the EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies (“MACT”) for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene will need to be implemented by January 30, 2018. The Company is currently evaluating the final standards to evaluate the impact of this regulation, and at this time does not anticipate it will have a material impact on the Company’s financial position, results of operations or cash flows.
As of January 1, 2011, we are required to comply with the EPA’s Control of Hazardous Air Pollutants From Mobile Sources, or MSAT2, regulations on gasoline that impose reductions in the benzene content of our produced gasoline. We purchase benzene credits to meet these requirements. Our planned capital projects will reduce the amount of benzene credits that we need to purchase. In addition, the renewable fuel standards mandate the blending of prescribed percentages of renewable fuels (e.g., ethanol and biofuels) into our produced gasoline and diesel. These new requirements, other requirements of the CAA and other presently existing or future environmental regulations may cause us to make substantial capital expenditures as well as the purchase of credits at significant cost, to enable our refineries to produce products that meet applicable requirements.
Our operations are also subject to the federal Clean Water Act, or the CWA, the federal Safe Drinking Water Act, or the SDWA, and comparable state and local requirements. The CWA, the SDWA and analogous laws prohibit any discharge into surface waters, ground waters, injection wells and publicly-owned treatment works except in strict conformance with permits, such as pre-treatment permits and discharge permits, issued by federal, state and local governmental agencies. Federal waste-water discharge permits and analogous state waste-water discharge permits are issued for fixed terms and must be renewed.
We generate wastes that may be subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes.
The EPA published a Final Rule to the CWA Section 316(b) in August 2014 regarding cooling water intake structures, which includes requirements for petroleum refineries. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available (BTA) as soon as possible, but gives state agencies the discretion to establish implementation time lines. We continue to evaluate the impact of this regulation, and at this time do not anticipate it having a material impact on our financial position, results of operations or cash flows.
The federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for investigation and the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. As discussed more fully below, certain of our sites are subject to these laws and we may be held liable for investigation and remediation costs or claims for natural resource damages. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In our current normal operations, we have generated waste, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may require cleanup under Superfund.
As is the case with all companies engaged in industries similar to ours, we face potential exposure to future claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of.
Current and future environmental regulations are expected to require additional expenditures, including expenditures for investigation and remediation, which may be significant, at our refineries and at our other facilities. To the extent that future expenditures for these purposes are material and can be reasonably determined, these costs are disclosed and accrued.
Our operations are also subject to various laws and regulations relating to occupational health and safety. We maintain safety training and maintenance programs as part of our ongoing efforts to ensure compliance with applicable laws and regulations. Compliance with applicable health and safety laws and regulations has required and continues to require substantial expenditures.
In connection with each of our acquisitions, we assumed certain environmental remediation obligations. In the case of the Paulsboro refinery, a self-guarantee is in place to meet state financial assurance requirements, in the amount of approximately $12.1 million, the estimated cost of the remediation obligations. Both the short and long-term portions of this environmental liability are recorded in accrued expenses and other long-term liabilities, respectively. In connection with the acquisition of the Chalmette refinery, the Company obtained $3.9 million in financial assurance (in the form of surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with the EPA. The estimated cost assumes remedial activities will continue for a minimum of 30 years.
In connection with the acquisition of the Delaware City refinery, the prior owners remain responsible, subject to certain limitations, for certain environmental obligations including ongoing remediation of soil and groundwater contamination at the site. Further, in connection with the Delaware City and Paulsboro acquisitions, we purchased two individual ten-year, $75.0 million environmental insurance policies to insure against unknown environmental liabilities at each refinery. In connection with the acquisition of the Toledo refinery, the seller, subject to certain limitations, initially retains remediation obligations which will transition to us over a 20-year period. However, there can be no assurance that any available indemnity, self-guarantee or insurance will be sufficient to cover any ultimate environmental liabilities we may incur with respect to our refineries, which could be significant. In connection with the acquisition of the Chalmette refinery, the Company purchased a ten year, $100.0 million environmental insurance policy to insure against unknown environmental liabilities at the refinery.
We cannot predict what additional health, safety and environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations. Compliance with more stringent laws or regulations or adverse changes in the interpretation of existing requirements or discovery of new information such as unknown contamination could have an adverse effect on the financial position and the results of our operations and could require substantial expenditures for the installation and operation of systems and equipment that we do not currently possess.

GLOSSARY OF SELECTED TERMS
Unless otherwise noted or indicated by context, the following terms used in this Annual Report on Form 10-K have the following meanings:
“ASCI” refers to the Argus Sour Crude Index, a pricing index used to approximate market prices for sour, heavy crude oil.
“Bakken” refers to both a crude oil production region generally covering North Dakota, Montana and Western Canada, and the crude oil that is produced in that region.
“barrel” refers to a common unit of measure in the oil industry, which equates to 42 gallons at 1 atmosphere pressure.
“blendstocks” refers to various compounds that are combined with gasoline or diesel from the crude oil refining process to make finished gasoline and diesel; these may include natural gasoline, FCC unit gasoline, ethanol, reformate or butane, among others.
“bpd” refers to an abbreviation for barrels per day.
“CAA” refers to the Clean Air Act.
“CAM Pipeline” refers to the Clovelly-Alliance-Meraux pipeline in Louisiana.
“CAPP” refers to the Canadian Association of Petroleum Producers.
“catalyst” refers to a substance that alters, accelerates, or instigates chemical changes, but is not produced as a product of the refining process.
“coke” refers to a coal-like substance that is produced from heavier crude oil fractions during the refining process.
“complexity” refers to the number, type and capacity of processing units at a refinery, measured by the Nelson Complexity Index, which is often used as a measure of a refinery’s ability to process lower quality crude in an economic manner.
“crack spread” refers to a simplified calculation that measures the difference between the price for light products and crude oil. For example, we reference (a) the 2-1-1 crack spread, which is a general industry standard utilized by our Delaware City, Paulsboro and Chalmette refineries that approximates the per barrel refining margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of heating oil or ULSD and (b) the 4-3-1 crack spread, which is a benchmark utilized by our Toledo refinery that approximates the per barrel refining margin resulting from processing four barrels of crude oil to produce three barrels of gasoline and one-half barrel of jet fuel and one-half barrel of ULSD.
“Dated Brent” refers to Brent blend oil, a light, sweet North Sea crude oil, characterized by an API gravity of 38° and a sulfur content of approximately 0.4 weight percent that is used as a benchmark for other crude oils.
“distillates” refers primarily to diesel, heating oil, kerosene and jet fuel.
“downstream” refers to the downstream sector of the energy industry generally describing oil refineries, marketing and distribution companies that refine crude oil and sell and distribute refined products. The opposite of the downstream sector is the upstream sector, which refers to exploration and production companies that search for and/or produce crude oil and natural gas underground or through drilling or exploratory wells.
“EPA” refers to the United States Environmental Protection Agency.

“ethanol” refers to a clear, colorless, flammable oxygenated liquid. Ethanol is typically produced chemically from ethylene, or biologically from fermentation of various sugars from carbohydrates found in agricultural crops and cellulosic residues from crops or wood. It is used in the United States as a gasoline octane enhancer and oxygenate.
“feedstocks” refers to crude oil and partially refined petroleum products that are processed and blended into refined products.
“FCC” refers to fluid catalytic cracking.
“FCU” refers to fluid coking unit.
“GAAP” refers to U.S. generally accepted accounting principles developed by the Financial Accounting Standards Board for nongovernmental entities.
“GHG” refers to greenhouse gas.
“Group I base oils or lubricants” refers to conventionally refined products characterized by sulfur content less than 0.03% with a viscosity index between 80 and 120. Typically, these products are used in a variety of automotive and industrial applications.
“heavy crude oil” refers to a relatively inexpensive crude oil with a low API gravity characterized by high relative density and viscosity. Heavy crude oils require greater levels of processing to produce high value products such as gasoline and diesel.
“IPO” refers to the initial public offering of PBF Energy’s Class A common stock which closed on December 18, 2012.
“J. Aron” refers to J. Aron & Company, a subsidiary of The Goldman Sachs Group, Inc.
“KV” refers to Kilovolts.
“LCM” refers to a GAAP requirement for inventory to be valued at the lower of cost or market.
“light crude oil” refers to a relatively expensive crude oil with a high API gravity characterized by low relative density and viscosity. Light crude oils require lower levels of processing to produce high value products such as gasoline and diesel.
“light products” refers to the group of refined products with lower boiling temperatures, including gasoline and distillates.
“light-heavy differential” refers to the price difference between light crude oil and heavy crude oil.
“LLS” refers to Light Louisiana Sweet benchmark for crude oil reflective of Gulf coast economics for light sweet domestic and foreign crudes.
“LPG” refers to liquefied petroleum gas.
“Maya” refers to Maya crude oil, a heavy, sour crude oil characterized by an API gravity of approximately 22° and a sulfur content of approximately 3.3 weight percent that is used as a benchmark for other heavy crude oils.
“MLP” refers to master limited partnership.
“MMbbls” refers to an abbreviation for million barrels.

“MMBTU” refers to million British thermal units.
“MMSCFD” refers to million standard cubic feet per day.
“MOEM Pipeline” refers to a pipeline that originates at a terminal in Empire, Louisiana approximately 30 miles north of the mouth of the Mississippi River. The MOEM Pipeline is 14 inches in diameter, 54 miles long and transports crude from South Louisiana to Chalmette Refining, L.L.C. The MOEM Pipeline transports Heavy Louisiana Sweet (HLS) and South Louisiana Intermediate (SLI) crude.
“MSCG” refers to Morgan Stanley Capital Group Inc.
“MW” refers to Megawatt.
“Nelson Complexity Index” refers to the complexity of an oil refinery as measured by the Nelson Complexity Index, which is calculated on an annual basis by the Oil and Gas Journal. The Nelson Complexity Index assigns a complexity factor to each major piece of refinery equipment based on its complexity and cost in comparison to crude distillation, which is assigned a complexity factor of 1.0. The complexity of each piece of refinery equipment is then calculated by multiplying its complexity factor by its throughput ratio as a percentage of crude distillation capacity. Adding up the complexity values assigned to each piece of equipment, including crude distillation, determines a refinery’s complexity on the Nelson Complexity Index. A refinery with a complexity of 10.0 on the Nelson Complexity Index is considered ten times more complex than crude distillation for the same amount of throughput.
“NYH” refers to the New York Harbor market value of petroleum products.
“NYMEX” refers to the New York Mercantile Exchange.
“NYSE” refers to the New York Stock Exchange.
“PADD” refers to Petroleum Administration for Defense Districts.
“Platts” refers to Platts, a division of The McGraw-Hill Companies.
“PPM” refers to parts per million.
“RINS” refers to renewable fuel credits required for compliance with the Renewable Fuels Standard.
“refined products” refers to petroleum products, such as gasoline, diesel and jet fuel, that are produced by a refinery.
“sour crude oil” refers to a crude oil that is relatively high in sulfur content, requiring additional processing to remove the sulfur. Sour crude oil is typically less expensive than sweet crude oil.
“Saudi Aramco” refers to Saudi Arabian Oil Company.
“Statoil” refers to Statoil Marketing and Trading (US) Inc.
“Sunoco” refers to Sunoco, Inc. (R&M).
“sweet crude oil” refers to a crude oil that is relatively low in sulfur content, requiring less processing to remove the sulfur than sour crude oil. Sweet crude oil is typically more expensive than sour crude oil.
“Syncrude” refers to a blend of Canadian synthetic oil, a light, sweet crude oil, typically characterized by API gravity between 30° and 32° and a sulfur content of approximately 0.1-0.2 weight percent.
“throughput” refers to the volume processed through a unit or refinery.

“turnaround” refers to a periodically required shutdown and comprehensive maintenance event to refurbish and maintain a refinery unit or units that involves the inspection of such units and occurs generally on a periodic cycle.
“ULSD” refers to ultra-low-sulfur diesel.
“Valero” refers to Valero Energy Corporation.
“WCS” refers to Western Canadian Select, a heavy, sour crude oil blend typically characterized by API gravity between 20° and 22° and a sulfur content of approximately 3.5 weight percent that is used as a benchmark for heavy Western Canadian crude oil.
“WTI” refers to West Texas Intermediate crude oil, a light, sweet crude oil, typically characterized by API gravity between 38° and 40° and a sulfur content of approximately 0.3 weight percent that is used as a benchmark for other crude oils.
“WTS” refers to West Texas Sour crude oil, a sour crude oil characterized by API gravity between 30° and 33° and a sulfur content of approximately 1.28 weight percent that is used as a benchmark for other sour crude oils.
“yield” refers to the percentage of refined products that is produced from crude oil and other feedstocks.

ITEM 1A. RISK FACTORS
Risks Relating to Our Business and Industry
You should carefully read the risks and uncertainties described below. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or cash flows would likely suffer. In that case, the value of our membership interests could decline.
The price volatility of crude oil, other feedstocks, blendstocks, refined products and fuel and utility services may have a material adverse effect on our revenues, profitability, cash flows and liquidity.
Our revenues, profitability, cash flows and liquidity from operations depend primarily on the margin above operating expenses (including the cost of refinery feedstocks, such as crude oil, intermediate partially refined petroleum products, and natural gas liquids that are processed and blended into refined products) at which we are able to sell refined products. Refining is primarily a margin-based business and, to increase profitability, it is important to maximize the yields of high value finished products while minimizing the costs of feedstock and operating expenses. When the margin between refined product prices and crude oil and other feedstock costs contracts, our earnings, profitability and cash flows are negatively affected. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. An increase or decrease in the price of crude oil will likely result in a similar increase or decrease in prices for refined products; however, there may be a time lag in the realization, or no such realization, of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on our refining margins therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes.
In addition, the nature of our business requires us to maintain substantial crude oil, feedstock and refined product inventories. Because crude oil, feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our crude oil, feedstock and refined product inventories are valued at the lower of cost or market value under the last-in-first-out (“LIFO”) inventory valuation methodology. If the market value of our crude oil, feedstock and refined product inventory declines to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of sales. For example, during the year ended December 31, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income and net income by $427.2 million, reflecting the net change in the lower of cost or market inventory reserve from $690.1 million at December 31, 2014 to $1,117.3 million at December 31, 2015.
Prices of crude oil, other feedstocks, blendstocks, and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel, ethanol, asphalt and other refined products. Such supply and demand are affected by a variety of economic, market, environmental and political conditions.
Our direct operating expense structure also impacts our profitability. Our major direct operating expenses include employee and contract labor, maintenance and energy. Our predominant variable direct operating cost is energy, which is comprised primarily of fuel and other utility services. The volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our refineries and other operations affect our operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. Natural gas prices have historically been volatile and, typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a negative effect on our refining margins, profitability and cash flows.

Our profitability is affected by crude oil differentials and related factors, which fluctuate substantially.
A significant portion of our profitability is derived from the ability to purchase and process crude oil feedstocks that historically have been cheaper than benchmark crude oils, such as the heavy, sour crude oils processed at our Delaware City, Paulsboro and Chalmette refineries. For our Toledo refinery, historically crude prices have been slightly above the WTI benchmark, however, that premium to WTI typically results in favorable refinery production yield. For all locations, these crude oil differentials can vary significantly from quarter to quarter depending on overall economic conditions and trends and conditions within the markets for crude oil and refined products. Any change in these crude oil differentials may have an impact on our earnings. Our rail investment and strategy to acquire cost advantaged Mid-Continent and Canadian crude, which are priced based on WTI, could be adversely affected when the Dated Brent/WTI or related differential narrows. For example, the WTI/WCS differential, a proxy for the difference between light U.S. and heavy Canadian crudes, has decreased from $19.45 per barrel in 2014 to $11.87 per barrel for the year ended December 31, 2015, however, this decrease may not be indicative of the differential going forward. Moreover, a further narrowing of the light-heavy differential may reduce our refining margins and adversely affect our profitability and earnings. In addition, while our Toledo refinery benefits from a widening of the Dated Brent/WTI differential, a narrowing of this differential may result in our Toledo refinery losing a portion of its crude price advantage over certain of our competitors, which negatively impacts our profitability. This applies as well to our East Coast strategy of delivering crude by rail, which has been unfavorably impacted by narrowing Dated Brent/WTI differentials during 2015 and our rail related commitments. Divergent views have been expressed as to the expected magnitude of changes to these crude differentials in future periods. Any further or continued narrowing of these differentials could have a material adverse effect on our business and profitability.
The recent repeal of the crude oil export ban in the United States may affect our profitability.
In December 2015, the United States Congress passed and the President signed the 2016 Omnibus Appropriations bill which included a repeal of the ban on the export of crude oil produced in the United States. The crude export ban was established by the Energy Policy and Conservation Act in 1975 to reduce reliance on foreign oil producing countries. While there are differing views on the magnitude of the impact of lifting the crude export ban on crude oil prices, most economists believe the export ban repeal will lead to higher crude oil prices and in turn higher gasoline prices in the United States. Crude oil is our most significant input cost and there is no guaranty that increases in our crude oil costs will be offset by corresponding increases in the selling prices of our refined products. As a result, an increase in crude oil prices resulting from the repeal of the crude oil export ban may reduce our profitability.
Our recent historical earnings have been concentrated and may continue to be concentrated in the future.
Our four refineries have similar throughput capacity, however, favorable market conditions due to, among other things, geographic location, crude and refined product slates, and customer demand, may cause an individual refinery to contribute more significantly to our earnings than others for a period of time. For example, our Toledo, Ohio refinery in the past has produced a substantial portion of our earnings. As a result, if there were a significant disruption to operations at this refinery, our earnings could be materially adversely affected (to the extent not recoverable through insurance) disproportionately to Toledo’s portion of our consolidated throughput. The Toledo refinery, or one of our other refineries, may continue to disproportionately affect our results of operations in the future. Any prolonged disruption to the operations of such refinery, whether due to labor difficulties, destruction of or damage to such facilities, severe weather conditions, interruption of utilities service or other reasons, could have a material adverse effect on our business, results of operations or financial condition.

A significant interruption or casualty loss at any of our refineries and related assets could reduce our production, particularly if not fully covered by our insurance. Failure by one or more insurers to honor its coverage commitments for an insured event could materially and adversely affect our future cash flows, operating results and financial condition.
Our business currently consists of owning and operating four refineries and related assets. As a result, our operations could be subject to significant interruption if any of our refineries were to experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down or curtail production due to unforeseen events, such as acts of God, nature, orders of governmental authorities, supply chain disruptions impacting our crude rail facilities or other logistical assets, power outages, acts of terrorism, fires, toxic emissions and maritime hazards. Any such shutdown or disruption would reduce the production from that refinery. There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events. Further, in such situations, undamaged refinery processing units may be dependent on or interact with damaged sections of our refineries and, accordingly, are also subject to being shut down. In the event any of our refineries is forced to shut down for a significant period of time, it would have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole.
As protection against these hazards, we maintain insurance coverage against some, but not all, such potential losses and liabilities. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies may increase substantially. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, coverage for hurricane damage can be limited, and coverage for terrorism risks can include broad exclusions. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.
Our insurance program includes a number of insurance carriers. Significant disruptions in financial markets could lead to deterioration in the financial condition of many financial institutions, including insurance companies and, therefore, we may not be able to obtain the full amount of our insurance coverage for insured events.
Our refineries are subject to interruptions of supply and distribution as a result of our reliance on pipelines and railroads for transportation of crude oil and refined products.
Over the past few years, we expanded and upgraded existing on-site railroad infrastructure at our Delaware City refinery, which significantly increased our capacity to unload crude by rail. Currently, the majority of the crude delivered to this facility is consumed at our Delaware City refinery, although we also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery. The Delaware City rail unloading facilities allow our East Coast refineries to source WTI-based crudes from Western Canada and the Mid-Continent, which can provide significant cost advantages versus traditional Brent-based international crudes. Any disruptions or restrictions to our supply of crude by rail due to problems with third party logistics infrastructure or operations or as a result of increased regulations could increase our crude costs and negatively impact our results of operations and cash flows.
Our Toledo refinery receives a substantial portion of its crude oil and delivers a portion of its refined products through pipelines. The Enbridge system is our primary supply route for crude oil from Canada, the Bakken region and Michigan, and supplies approximately 55% to 65% of the crude oil used at our Toledo refinery. In addition, we source domestic crude oil through our connections to the Capline and Mid-Valley pipelines. We also distribute a portion of our transportation fuels through pipelines owned and operated by Sunoco Logistics Partners L.P. and Buckeye Partners L.P. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of these pipelines to transport crude oil or refined products is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, other third party action or casualty or other events.

Our Chalmette refinery, located on the Mississippi River, sources approximately 50% of its crude oil and feedstocks via marine terminals and approximately 50% via pipelines. The Chalmette refinery distributes approximately 80% of its refined products through the Collins Pipeline, 15% through marine terminals and 5% through its truck rack. As with our other refineries, any interruption of supply or deliver or other issues with logistical assets, or an increased cost of receiving crude oil and delivering refined products to market could negatively impact our results of operations and cash flows.
In addition, due to the common carrier regulatory obligation applicable to interstate oil pipelines, capacity is prorated among shippers in accordance with the tariff then in effect in the event there are nominations in excess of capacity. Therefore, nominations by new shippers or increased nominations by existing shippers may reduce the capacity available to us. Any prolonged interruption in the operation or curtailment of available capacity of the pipelines that we rely upon for transportation of crude oil and refined products could have a further material adverse effect on our business, financial condition, results of operations and cash flows.
We may have capital needs for which our internally generated cash flows and other sources of liquidity may not be adequate.
If we cannot generate sufficient cash flows or otherwise secure sufficient liquidity to support our short-term and long-term capital requirements, we may not be able to meet our payment obligations or our future debt obligations, comply with certain deadlines related to environmental regulations and standards, or pursue our business strategies, including acquisitions, in which case our operations may not perform as we currently expect. We have substantial short-term capital needs and may have substantial long term capital needs. Our short-term working capital needs are primarily related to financing certain of our refined products inventory not covered by our various supply and Inventory Intermediation Agreements. We terminated our supply agreement with Statoil for our Delaware City refinery effective December 31, 2015 and our MSCG offtake agreements for our Paulsboro and Delaware City refineries effective July 1, 2013. Concurrent with the termination of our MSCG offtake agreements, we entered into Inventory Intermediation Agreements with J. Aron at our Paulsboro and Delaware City refineries. Pursuant to the Inventory Intermediation Agreements, J. Aron purchases and holds title to certain of the intermediate and finished products produced by the Delaware City and Paulsboro refineries and delivered into the tanks at the refineries (or at other locations outside of the refineries as agreed upon by both parties). Furthermore, J. Aron agrees to sell the intermediate and finished products back to us as they are discharged out of the refineries’ tanks (or other locations outside of the refineries as agreed upon by both parties). On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties. We market and sell the finished products independently to third parties.
If we cannot adequately handle our crude oil and feedstock requirements or if we are required to obtain our crude oil supply at our other refineries without the benefit of the existing supply arrangements or the applicable counterparty defaults in its obligations, our crude oil pricing costs may increase as the number of days between when we pay for the crude oil and when the crude oil is delivered to us increases. Termination of our A&R Intermediation Agreements with J. Aron would require us to finance our refined products inventory covered by the agreements at terms that may not be as favorable. Additionally, we are obligated to repurchase from J. Aron all volumes of products located at the refineries’ storage tanks (or at other locations outside of the refineries as agreed upon by both parties) upon termination of these agreements, which may have a material adverse impact on our working capital and financial condition. Further, if we are not able to market and sell our finished products to credit worthy customers, we may be subject to delays in the collection of our accounts receivable and exposure to additional credit risk. Such increased exposure could negatively impact our liquidity due to our increased working capital needs as a result of the increase in the amount of crude oil inventory and accounts receivable we would have to carry on our balance sheet. Our long-term needs for cash include those to support ongoing capital expenditures for equipment maintenance and upgrades during turnarounds at our refineries and to complete our routine and normally scheduled maintenance, regulatory and security expenditures.
In addition, from time to time, we are required to spend significant amounts for repairs when one or more processing units experiences temporary shutdowns. We continue to utilize significant capital to upgrade equipment, improve facilities, and reduce operational, safety and environmental risks. In connection with the Paulsboro acquisition, we assumed certain significant environmental obligations, and may similarly do so in future acquisitions. We will likely incur substantial compliance costs in connection with new or changing environmental, health and safety regulations. See “Item 7. Management’s Discussion and Analysis of Financial Condition.” Our liquidity condition will affect our ability to satisfy any and all of these needs or obligations.
We may not be able to obtain funding on acceptable terms or at all because of volatility and uncertainty in the credit and capital markets. This may hinder or prevent us from meeting our future capital needs.
Global financial markets and economic conditions have been, and may continue to be, subject to disruption and volatile due to a variety of factors, including uncertainty in the financial services sector, low consumer confidence, falling commodity prices, geopolitical issues and the generally weak economic conditions. In addition, the fixed income markets have experienced periods of extreme volatility that have negatively impacted market liquidity conditions. As a result, the cost of raising money in the debt and equity capital markets has increased substantially at times while the availability of funds from those markets diminished significantly. In particular, as a result of concerns about the stability of financial markets generally and the solvency of lending counterparties specifically, the cost of obtaining money from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce or, in some cases, cease to provide funding to borrowers. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to meet our obligations as they come due. Moreover, without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions, take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.
Competition from companies who produce their own supply of feedstocks, have extensive retail outlets, make alternative fuels or have greater financial and other resources than we do could materially and adversely affect our business and results of operations.
Our refining operations compete with domestic refiners and marketers in regions of the United States in which we operate, as well as with domestic refiners in other regions and foreign refiners that import products into the United States. In addition, we compete with other refiners, producers and marketers in other industries that supply their own renewable fuels or alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual consumers. Certain of our competitors have larger and more complex refineries, and may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of our principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than we do and access to proprietary sources of controlled crude oil production. Unlike these competitors, we obtain substantially all of our feedstocks from unaffiliated sources. We are not engaged in the petroleum exploration and production business and therefore do not produce any of our crude oil feedstocks. We do not have a retail business and therefore are dependent upon others for outlets for our refined products. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of crude oil supply and other feedstocks or intense price fluctuations.
Newer or upgraded refineries will often be more efficient than our refineries, which may put us at a competitive disadvantage. We have taken significant measures to maintain our refineries including the installation of new equipment and redesigning older equipment to improve our operations. However, these actions involve significant uncertainties, since upgraded equipment may not perform at expected throughput levels, the yield and product quality of new equipment may differ from design specifications and modifications may be needed to correct equipment that does not perform as expected. Any of these risks associated with new equipment, redesigned older equipment or repaired equipment could lead to lower revenues or higher costs or otherwise have an adverse effect on future results of operations and financial condition. Over time, our refineries may become obsolete, or be unable to compete, because of the construction of new, more efficient facilities by our competitors.
Any political instability, military strikes, sustained military campaigns, terrorist activity, or changes in foreign policy could have a material adverse effect on our business, results of operations and financial condition.
Any political instability, military strikes, sustained military campaigns, terrorist activity, or changes in foreign policy in areas or regions of the world where we acquire crude oil and other raw materials or sell our refined petroleum products may affect our business in unpredictable ways, including forcing us to increase security measures and causing disruptions of supplies and distribution markets. We may also be subject to United States trade and economic sanctions laws, which change frequently as a result of foreign policy developments, and which may necessitate changes to our crude oil acquisition activities. Further, like other industrial companies, our facilities may be the target of terrorist activities. Any act of war or terrorism that resulted in damage to any of our refineries or third-party facilities upon which we are dependent for our business operations could have a material adverse effect on our business, results of operations and financial condition.
Economic turmoil in the global financial system has had and may in the future have an adverse impact on the refining industry.
Our business and profitability are affected by the overall level of demand for our products, which in turn is affected by factors such as overall levels of economic activity and business and consumer confidence and spending. Declines in global economic activity and consumer and business confidence and spending during the recent global downturn significantly reduced the level of demand for our products. Reduced demand for our products has had and may continue to have an adverse impact on our business, financial condition, results of operations and cash flows. In addition, downturns in the economy impact the demand for refined fuels and, in turn, result in excess refining capacity. Refining margins are impacted by changes in domestic and global refining capacity, as increases in refining capacity can adversely impact refining margins, earnings and cash flows.
Our business is indirectly exposed to risks faced by our suppliers, customers and other business partners. The impact on these constituencies of the risks posed by economic turmoil in the global financial system have included or could include interruptions or delays in the performance by counterparties to our contracts, reductions and delays in customer purchases, delays in or the inability of customers to obtain financing to purchase our products and the inability of customers to pay for our products. Any of these events may have an adverse impact on our business, financial condition, results of operations and cash flows.
We must make substantial capital expenditures on our operating facilities to maintain their reliability and efficiency. If we are unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations or cash flows could be materially and adversely affected.
Delays or cost increases related to capital spending programs involving engineering, procurement and construction of new facilities (or improvements and repairs to our existing facilities and equipment) could adversely affect our ability to achieve targeted internal rates of return and operating results. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:

•	denial or delay in obtaining regulatory approvals and/or permits;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and/or

•	non-performance or force majeure by, or disputes with, vendors, suppliers, contractors or sub-contractors involved with a project.
Our refineries contain many processing units, a number of which have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures and expenses to keep it operating at optimum efficiency. One or more of the units may require unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnarounds for such units. Scheduled and unscheduled maintenance could reduce our revenues during the period of time that the units are not operating.
Our forecasted internal rates of return are also based upon our projections of future market fundamentals, which are not within our control, including changes in general economic conditions, available alternative supply and customer demand. Any one or more of these factors could have a significant impact on our business. If we were unable to make up the delays associated with such factors or to recover the related costs, or if market conditions change, it could materially and adversely affect our financial position, results of operations or cash flows.
Acquisitions that we may undertake in the future involve a number of risks, any of which could cause us not to realize the anticipated benefits.
We may not be successful in acquiring additional assets, and any acquisitions that we do consummate may not produce the anticipated benefits or may have adverse effects on our business and operating results. We may selectively consider strategic acquisitions in the future within the refining and mid-stream sector based on performance through the cycle, advantageous access to crude oil supplies, attractive refined products market fundamentals and access to distribution and logistics infrastructure. Our ability to do so will be dependent upon a number of factors, including our ability to identify acceptable acquisition candidates, consummate acquisitions on acceptable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth and many other factors beyond our control. Risks associated with acquisitions include those relating to the diversion of management time and attention from our existing business, liability for known or unknown environmental conditions or other contingent liabilities and greater than anticipated expenditures required for compliance with environmental, safety or other regulatory standards or for investments to improve operating results, and the incurrence of additional indebtedness to finance acquisitions or capital expenditures relating to acquired assets. We may also enter into transition services agreements in the future with sellers of any additional refineries we acquire. Such services may not be performed timely and effectively, and any significant disruption in such transition services or unanticipated costs related to such services could adversely affect our business and results of operations. In addition, it is likely that, when we acquire refineries, we will not have access to the type of historical financial information that we will require regarding the prior operation of the refineries. As a result, it may be difficult for investors to evaluate the probable impact of significant acquisitions on our financial performance until we have operated the acquired refineries for a substantial period of time.
Our business may suffer if any of our senior executives or other key employees discontinues employment with us. Furthermore, a shortage of skilled labor or disruptions in our labor force may make it difficult for us to maintain labor productivity.
Our future success depends to a large extent on the services of our senior executives and other key employees. Our business depends on our continuing ability to recruit, train and retain highly qualified employees in all areas of our operations, including engineering, accounting, business operations, finance and other key back-office and mid-office personnel. Furthermore, our operations require skilled and experienced employees with proficiency in multiple tasks. The competition for these employees is intense, and the loss of these executives or employees could harm our business. If any of these executives or other key personnel resigns or becomes unable to continue in his or her present role and is not adequately replaced, our business operations could be materially adversely affected.
A portion of our workforce is unionized, and we may face labor disruptions that would interfere with our operations.
At Delaware City, Toledo and Chalmette, most hourly employees are covered by a collective bargaining agreement through the United Steel Workers (“USW”). The agreements with the USW covering Delaware City and Toledo are scheduled to expire in February 2018 while the agreement with the USW covering Chalmette is scheduled to expire in January 2019. Similarly, at Paulsboro hourly employees are represented by the Independent Oil Workers (“IOW”) under a contract scheduled to expire in March 2018. Future negotiations after 2018 may result in labor unrest for which a strike or work stoppage is possible. Strikes and/or work stoppages could negatively affect our operational and financial results and may increase operating expenses at the refineries.
Our hedging activities may limit our potential gains, exacerbate potential losses and involve other risks.
We may enter into commodity derivatives contracts to hedge our crude price risk or crack spread risk with respect to a portion of our expected gasoline and distillate production on a rolling basis. Consistent with that policy we may hedge some percentage of future crude supply. We may enter into hedging arrangements with the intent to secure a minimum fixed cash flow stream on the volume of products hedged during the hedge term and to protect against volatility in commodity prices. Our hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including our failure to have adequate hedging arrangements, if any, in effect at any particular time and the failure of our hedging arrangements to produce the anticipated results. We may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, such transactions may limit our ability to benefit from favorable changes in crude oil and refined product prices. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	the volumes of our actual use of crude oil or production of the applicable refined products is less than the volumes subject to the hedging arrangement;

•
accidents, interruptions in feedstock transportation, inclement weather or other events cause unscheduled shutdowns or otherwise adversely affect our refineries, or those of our suppliers or customers;

•	changes in commodity prices have a material impact on collateral and margin requirements under our hedging arrangements, resulting in us being subject to margin calls;

•	the counterparties to our futures contracts fail to perform under the contracts; or

•	a sudden, unexpected event materially impacts the commodity or crack spread subject to the hedging arrangement.
As a result, the effectiveness of our hedging strategy could have a material impact on our financial results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”
In addition, these hedging activities involve basis risk. Basis risk in a hedging arrangement occurs when the price of the commodity we hedge is more or less variable than the index upon which the hedged commodity is based, thereby making the hedge less effective. For example, a NYMEX index used for hedging certain volumes of our crude oil or refined products may have more or less variability than the cost or price for such crude oil or refined products. We may not hedge the basis risk inherent in our hedging arrangements and derivative contracts.
Our commodity derivative activities could result in period-to-period earnings volatility.
We do not apply hedge accounting to all of our commodity derivative contracts and, as a result, unrealized gains and losses will be charged to our earnings based on the increase or decrease in the market value of such unsettled positions. These gains and losses may be reflected in our income statement in periods that differ from when the underlying hedged items (i.e., gross margins) are reflected in our income statement. Such derivative gains or losses in earnings may produce significant period-to-period earnings volatility that is not necessarily reflective of our underlying operational performance.
The adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to use derivatives contracts to reduce the effect of commodity price, interest rate and other risks associated with our business.
The United States Congress in 2010 adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which, among other things, established federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. In connection with the Dodd-Frank Act, the Commodity Futures Trading Commission, or the CFTC, has proposed rules to set position limits for certain futures and option contracts, and for swaps that are their economic equivalent, in the major energy markets. The legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements if we do not satisfy certain specific exceptions. The legislation may also require the counterparties to our derivatives contracts to transfer or assign some of their derivatives contracts to a separate entity, which may not be as creditworthy as the current counterparty. The legislation and any new regulations could significantly increase the cost of derivatives contracts (including through requirements to post collateral), materially alter the terms of derivatives contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivatives contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.
Our operations could be disrupted if our critical information systems are hacked or fail, causing increased expenses and loss of sales.
Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system was hacked or otherwise interfered with by an unauthorized access, or was to fail or experience unscheduled downtime for any reason, even if only for a short period, our operations and financial results could be affected adversely. Our systems could be damaged or interrupted by a security breach, cyber-attack, fire, flood, power loss, telecommunications failure or similar event. We have a formal disaster recovery plan in place, but this plan may not prevent delays or other complications that could arise from an information systems failure. Further, our business interruption insurance may not compensate us adequately for losses that may occur. Finally, federal legislation relating to cyber-security threats could impose additional requirements on our operations.
Product liability claims and litigation could adversely affect our business and results of operations.
Product liability is a significant commercial risk. Substantial damage awards have been made in certain jurisdictions against manufacturers and resellers based upon claims for injuries and property damage caused by the use of or exposure to various products. Failure of our products to meet required specifications or claims that a product is inherently defective could result in product liability claims from our shippers and customers, and also arise from contaminated or off-specification product in commingled pipelines and storage tanks and/or defective fuels. Product liability claims against us could have a material adverse effect on our business or results of operations.
We may incur significant liability under, or costs and capital expenditures to comply with, environmental and health and safety regulations, which are complex and change frequently.
Our operations are subject to federal, state and local laws regulating, among other things, the handling of petroleum and other regulated materials, the emission and discharge of materials into the environment, waste management, and remediation of discharges of petroleum and petroleum products, characteristics and composition of gasoline and distillates and other matters otherwise relating to the protection of the environment. Our operations are also subject to extensive laws and regulations relating to occupational health and safety.
We cannot predict what additional environmental, health and safety legislation or regulations may be adopted in the future, or how existing or future laws or regulations may be administered or interpreted with respect to our operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time.
Certain environmental laws impose strict, and in certain circumstances, joint and several, liability for costs of investigation and cleanup of such spills, discharges or releases on owners and operators of, as well as persons who arrange for treatment or disposal of regulated materials at, contaminated sites. Under these laws, we may incur liability or be required to pay penalties for past contamination, and third parties may assert claims against us for damages allegedly arising out of any past or future contamination. The potential penalties and clean-up costs for past or future releases or spills, the failure of prior owners of our facilities to complete their clean-up obligations, the liability to third parties for damage to their property, or the need to address newly-discovered information or conditions that may require a response could be significant, and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.
Environmental clean-up and remediation costs of our sites and environmental litigation could decrease our net cash flow, reduce our results of operations and impair our financial condition.
We are subject to liability for the investigation and clean-up of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the treatment or disposal of regulated materials. We may become involved in future litigation or other proceedings. If we were to be held responsible for damages in any litigation or proceedings, such costs may not be covered by insurance and may be material. Historical soil and groundwater contamination has been identified at each of our refineries. Currently, remediation projects are underway in accordance with regulatory requirements at the Paulsboro, Delaware City and Chalmette refineries. In connection with the acquisitions of our refineries, the prior owners have retained certain liabilities or indemnified us for certain liabilities, including those relating to pre-acquisition soil and groundwater conditions, and in some instances we have assumed certain liabilities and environmental obligations, including certain existing and potential remediation obligations at the Paulsboro and Chalmette refineries. If the prior owners fail to satisfy their obligations for any reason, or if significant liabilities arise in the areas in which we assumed liability, we may become responsible for remediation expenses and other environmental liabilities, which could have a material adverse effect on our financial condition. As a result, in addition to making capital expenditures or incurring other costs to comply with environmental laws, we also may be liable for significant environmental litigation or for investigation and remediation costs and other liabilities arising from the ownership or operation of these assets by prior owners, which could materially adversely affect our financial condition, results of operations and cash flow. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” and “Item 1. Business—Environmental, Health and Safety Matters.”
We may also face liability arising from current or future claims alleging personal injury or property damage due to exposure to chemicals or other regulated materials, such as asbestos, benzene, silica dust and petroleum hydrocarbons, at or from our facilities. We may also face liability for personal injury, property damage, natural resource damage or clean-up costs for the alleged migration of contamination from our properties. A significant increase in the number or success of these claims could materially adversely affect our financial condition, results of operations and cash flow.
Regulation of emissions of greenhouse gases could force us to incur increased capital and operating costs and could have a material adverse effect on our results of operations and financial condition.
Both houses of Congress have actively considered legislation to reduce emissions of greenhouse gases (“GHGs”), such as carbon dioxide and methane, including proposals to: (i) establish a cap and trade system, (ii) create a federal renewable energy or “clean” energy standard requiring electric utilities to provide a certain percentage of power from such sources, and (iii) create enhanced incentives for use of renewable energy and increased efficiency in energy supply and use. In addition, the EPA is taking steps to regulate GHGs under the existing federal Clean Air Act (the “CAA”). The EPA has already adopted regulations limiting emissions of GHGs from motor vehicles, addressing the permitting of GHG emissions from stationary sources, and requiring the reporting of GHG emissions from specified large GHG emission sources, including refineries. These and similar regulations could require us to incur costs to monitor and report GHG emissions or reduce emissions of GHGs associated with our operations. In addition, various states, individually as well as in some cases on a regional basis, have taken steps to control GHG emissions, including adoption of GHG reporting requirements, cap and trade systems and renewable portfolio standards. Efforts have also been undertaken to delay, limit or prohibit EPA and possibly state action to regulate GHG emissions, and it is not possible at this time to predict the ultimate form, timing or extent of federal or state regulation. In the event we do incur increased costs as a result of increased efforts to control GHG emissions, we may not be able to pass on any of these costs to our customers. Such requirements also could adversely affect demand for the refined petroleum products that we produce. Any increased costs or reduced demand could materially and adversely affect our business and results of operation.
Climate change could have a material adverse impact on our operations and adversely affect our facilities.
Some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. We believe the issue of climate change will likely continue to receive scientific and political attention, with the potential for further laws and regulations that could materially adversely affect our ongoing operations.
In addition, as many of our facilities are located near coastal areas, rising sea levels may disrupt our ability to operate those facilities or transport crude oil and refined petroleum products. Extended periods of such disruption could have an adverse effect on our results of operation. We could also incur substantial costs to protect or repair these facilities.
Renewable fuels mandates may reduce demand for the refined fuels we produce, which could have a material adverse effect on our results of operations and financial condition. The market prices for RINs have been volatile and may harm our profitability.
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, the EPA has issued Renewable Fuel Standards, or RFS, implementing mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States. Under RFS, the volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels increases annually over time until 2022. In addition, certain states have passed legislation that requires minimum biodiesel blending in finished distillates. On October 13, 2010, the EPA raised the maximum amount of ethanol allowed under federal law from 10% to 15% for cars and light trucks manufactured since 2007. The maximum amount allowed under federal law currently remains at 10% ethanol for all other vehicles. Existing laws and regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum fuels may increase. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products displaces an increasing volume of our refinery’s product pool, potentially resulting in lower earnings and profitability. In addition, in order to meet certain of these and future EPA requirements, we may be required to purchase renewable fuel credits, known as “RINS,” which may have fluctuating costs. We have seen a fluctuation in the cost of RINs required for compliance with  the RFS. We incurred approximately $171.6 million in RINs costs during the year ended December 31, 2015 as compared to $115.7 million and $126.4 million during the years ended December 31, 2014 and 2013, respectively. The fluctuations in our RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved which can cause variability in our profitability.

Our pipelines are subject to federal and/or state regulations, which could reduce profitability and the amount of cash we generate.
Our transportation activities are subject to regulation by multiple governmental agencies. The regulatory burden on the industry increases the cost of doing business and affects profitability. Additional proposals and proceedings that affect the oil industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission, the United States Department of Transportation, and the courts. We cannot predict when or whether any such proposals may become effective or what impact such proposals may have. Projected operating costs related to our pipelines reflect the recurring costs resulting from compliance with these regulations, and these costs may increase due to future acquisitions, changes in regulation, changes in use, or discovery of existing but unknown compliance issues.
We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and profitability.
We are subject to the requirements of the Occupational Safety & Health Administration, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, OSHA requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities, and local residents. Failure to comply with OSHA requirements, including general industry standards, process safety standards and control of occupational exposure to regulated substances, could have a material adverse effect on our results of operations, financial condition and the cash flows of the business if we are subjected to significant fines or compliance costs.
Compliance with and changes in tax laws could adversely affect our performance.
We are subject to extensive tax liabilities, including federal, state, local and foreign taxes such as income, excise, sales/use, payroll, franchise, property, gross receipts, withholding and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations are continuously being enacted or proposed that could result in increased expenditures for tax liabilities in the future. These liabilities are subject to periodic audits by the respective taxing authorities, which could increase our tax liabilities. Subsequent changes to our tax liabilities as a result of these audits may also subject us to interest and penalties. There can be no certainty that our federal, state, local or foreign taxes could be passed on to our customers.
Changes in our credit profile could adversely affect our business.
Changes in our credit profile could affect the way crude oil suppliers view our ability to make payments and induce them to shorten the payment terms for our purchases or require us to post security or letters of credit prior to payment. Due to the large dollar amounts and volume of our crude oil and other feedstock purchases, any imposition by our suppliers of more burdensome payment terms on us may have a material adverse effect on our liquidity and our ability to make payments to our suppliers. This, in turn, could cause us to be unable to operate one or more of our refineries at full capacity.
Changes in laws or standards affecting the transportation of North American crude oil by rail could significantly impact our operations, and as a result cause our costs to increase.
Investigations into past rail accidents involving the transport of crude oil have prompted government agencies and other interested parties to call for increased regulation of the transport of crude oil by rail including in the areas of crude oil constituents, rail car design, routing of trains and other matters. The Secretary of Transportation issued an Emergency Restriction/Prohibition Order (the “Order”) that was later amended and restated on March 6, 2014 governing shipments of petroleum crude oil offered in transportation by rail. The Order requires shippers to properly test and classify petroleum crude oil and further requires shippers to treat Class 3 petroleum crude oil transported by rail in tank cars as a Packing Group I or II hazardous material only. To the extent that the Order is applicable, we believe our operations already comply with it and that the Order will not have a material impact on our cash flows. Subsequently, on May 7, 2014, the DOT issued a Safety Advisory warning rail shippers and carriers against the use of older design “111” rail cars for shipments of crude oil from the Bakken region. We do not expect this Safety Advisory will affect our operations because all of the rail cars utilized in crude oil service are the newer designed “CPC-1232” rail cars. Also on May 7, 2014, the DOT issued an order requiring rail carriers to provide certain notifications to State agencies along routes utilized by trains over a certain length carrying crude oil. The required notifications do not affect our unloading operations. In addition, in November 2014, the DOT issued a final rule regarding safety training standards under the Rail Safety Improvement Act of 2008. The rule required each railroad or contractor to develop and submit a training program to perform regular oversight and annual written reviews. Recently, on May 1, 2015 the Pipeline and Hazardous Materials Safety Administration and the Federal Railroad Administration issued new final rules for enhanced tank car standards and operational controls for high-hazard flammable trains. While these new rules have just been issued and we are still evaluating the impact of these new rules, we do not believe the new rules will have a material impact on our operations or financial position and we believe we will be able to comply with the new rules without a material impact. If further changes in law, regulations or industry standards occur that result in requirements to reduce the volatile or flammable constituents in crude oil that is transported by rail, alter the design or standards for rail cars, change the routing or scheduling of trains carrying crude oil, or any other changes that detrimentally affect the economics of delivering North American crude oil by rail to our or subsequently to third party refineries, our costs could increase, which could have a material adverse effect on our financial condition, results of operations, cash flows and our ability to service our indebtedness.
We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations.
Our operations require numerous permits and authorizations under various laws and regulations. These authorizations and permits are subject to revocation, renewal or modification and can require operational changes to limit impacts or potential impacts on the environment and/or health and safety. A violation of authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions, and/or facility shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or upgrades to our existing pollution control equipment. Any or all of these matters could have a negative effect on our business, results of operations and cash flows.
We may incur significant liability under, or costs and capital expenditures to comply with, environmental and health and safety regulations, which are complex and change frequently.
Our operations are subject to federal, state and local laws regulating, among other things, the handling of petroleum and other regulated materials, the emission and discharge of materials into the environment, waste management, and remediation of discharges of petroleum and petroleum products, characteristics and composition of gasoline and distillates and other matters otherwise relating to the protection of the environment. Our operations are also subject to extensive laws and regulations relating to occupational health and safety.
We cannot predict what additional environmental, health and safety legislation or regulations may be adopted in the future, or how existing or future laws or regulations may be administered or interpreted with respect to our operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time.
Certain environmental laws impose strict, and in certain circumstances joint and several liability for, costs of investigation and cleanup of such spills, discharges or releases on owners and operators of, as well as persons who arrange for treatment or disposal of regulated materials at contaminated sites. Under these laws, we may incur liability or be required to pay penalties for past contamination, and third parties may assert claims against us for damages allegedly arising out of any past or future contamination. The potential penalties and clean-up costs for past or future releases or spills, the failure of prior owners of our facilities to complete their clean-up obligations, the liability to third parties for damage to their property, or the need to address newly-discovered information or conditions that may require a response could be significant, and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.
Our operating results are seasonal and generally lower in the first and fourth quarters of the year for our refining operations. We depend on favorable weather conditions in the spring and summer months.
Demand for gasoline products is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and construction work. Varying vapor pressure requirements between the summer and winter months also tighten summer gasoline supply. As a result, the operating results of our refining segment are generally lower for the first and fourth quarters of each year.
Our pending Torrance Acquisition may not close when we expect, or at all.
The consummation of the Torrance Acquisition is subject to satisfaction of customary closing conditions. If these conditions are not satisfied or waived, the acquisition will not be consummated. Additionally, as a condition of closing, the Torrance refinery is required to be restored to full working order with respect to the event that occurred on February 18, 2015 resulting in damage to the electrostatic precipitator and related systems and shall have operated as required under the acquisition agreement for a period of at least fifteen days after such restoration. The Torrance refinery’s ability to restart its FCC unit and thus return to full operation is contingent upon review and approval by the California Division of Occupational Safety and Health (“Cal/OSHA”) and the South Coast Air Quality Management District (“SCAQMD”). There is no certainty regarding the timing of the approval to restart Torrance’s FCC unit or that such approval will be granted at all by Cal/OSHA and SCAQMD, which ultimately may affect the timing and/or our ability to close the Torrance Acquisition. There can be no assurance that we will complete the Torrance Acquisition on the timeframe that we anticipate or under the terms set forth in the purchase agreement, or at all. Failure to complete the Torrance Acquisition or any delays in completing the acquisition could have an adverse impact on our future business and operations. In addition, we will have incurred significant acquisition-related expenses without realizing the expected benefits.
We may not be able to successfully integrate the Chalmette Refinery or the Torrance Refinery into our business, or realize the anticipated benefits of these acquisitions.
Following the completion of the Chalmette Acquisition, and if the Torrance Acquisition is completed, the integration of these businesses into our operations may be a complex and time-consuming process that may not be successful. Prior to the completion of the Chalmette Acquisition we did not have any operations in the Gulf Coast and currently do not have any operations in the West Coast, and this may add complexity to effectively overseeing, integrating and operating these refineries and related assets. Even if we successfully integrate these businesses into our operations, there can be no assurance that we will realize the anticipated benefits and operating synergies. Our estimates regarding the earnings, operating cash flow, capital expenditures and liabilities resulting from these pending acquisitions may prove to be incorrect. These acquisitions involve risks, including:

•	unexpected losses of key employees, customers and suppliers of the acquired operations;

•	challenges in managing the increased scope, geographic diversity and complexity of our operations;

•	diversion of management time and attention from our existing business;

•
liability for known or unknown environmental conditions or other contingent liabilities and greater than anticipated expenditures required for compliance with environmental, safety or other regulatory standards or for investments to improve operating results; and

•	the incurrence of additional indebtedness to finance acquisitions or capital expenditures relating to acquired assets.
In connection with our recently completed Chalmette Acquisition and pending Torrance Acquisition, we did not have access to the type of historical financial information that we may require regarding the prior operation of the refineries. As a result, it may be difficult for investors to evaluate the probable impact of these significant acquisitions on our financial performance until we have operated the acquired refineries for a substantial period of time.
We have entered into transition services agreements with the sellers of the Chalmette Acquisition and we may enter into transition services agreements with the sellers of our pending Torrance Acquisition. Such services may not be performed timely and effectively, and any significant disruption in such transition services or unanticipated costs related to such services could adversely affect our business and results of operations.
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.
Our substantial indebtedness may significantly affect our financial flexibility in the future. As of December 31, 2015, we have total long-term debt including the Delaware Economic Development Authority Loan and intercompany notes payable, of $1,881.6 million, excluding debt issuance costs, and we could incur an additional $980.8 million under our credit facilities. With the exception of the PBFX Senior Notes, (as defined below) all of our long-term debt is secured. We may incur additional indebtedness in the future. Our strategy includes executing future refinery and logistics acquisitions. Any significant acquisition would likely require us to incur additional indebtedness in order to finance all or a portion of such acquisition. The level of our indebtedness has several important consequences for our future operations, including that:

•	a significant portion of our cash flow from operations will be dedicated to the payment of principal of, and interest on, our indebtedness and will not be available for other purposes;

•	covenants contained in our existing debt arrangements limit our ability to borrow additional funds, dispose of assets and make certain investments;

•
these covenants also require us to meet or maintain certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our industry, such as being able to take advantage of acquisition opportunities when they arise;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited; and

•	we may be at a competitive disadvantage to those of our competitors that are less leveraged; and we may be more vulnerable to adverse economic and industry conditions.
Our substantial indebtedness increases the risk that we may default on our debt obligations, certain of which contain cross-default and/or cross-acceleration provisions. We have significant principal payments due under our debt instruments. Our subsidiaries’ ability to meet their principal obligations will be dependent upon our future performance, which in turn will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our business may not continue to generate sufficient cash flow from operations to repay our substantial indebtedness. If we are unable to generate sufficient cash flow from operations, we may be required to sell assets, to refinance all or a portion of our indebtedness or to obtain additional financing. Refinancing may not be possible and additional financing may not be available on commercially acceptable terms, or at all.
Despite our level of indebtedness, we and our subsidiaries may be able to incur substantially more debt, which could exacerbate the risks described above.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future including additional secured debt. Although our debt instruments and financing arrangements contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent new debt is added to our currently anticipated debt levels, the substantial leverage risks described above would increase. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness.

Restrictive covenants in our debt instruments may limit our ability to undertake certain types of transactions.
Various covenants in our debt instruments and other financing arrangements may restrict our and our subsidiaries’ financial flexibility in a number of ways. Our indebtedness subjects us to significant financial and other restrictive covenants, including restrictions on our ability to incur additional indebtedness, place liens upon assets, pay dividends or make certain other restricted payments and investments, consummate certain asset sales or asset swaps, conduct businesses other than our current businesses, or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Some of these debt instruments also require our subsidiaries to satisfy or maintain certain financial condition tests in certain circumstances. Our subsidiaries’ ability to meet these financial condition tests can be affected by events beyond our control and they may not meet such tests.
Provisions in our indentures could discourage an acquisition of PBF Energy or us by a third party.
Certain provisions of our indentures could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a “change in control” as described in the Senior Secured Notes (as defined below) and PBFX Senior Notes (as defined below) indentures, holders of our notes could require us to repurchase all outstanding notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, at the date of repurchase.
Risks Related to Our Organizational Structure
PBF Energy is the sole managing member of PBF LLC, and its only material asset is its interest in PBF LLC. Accordingly, PBF Energy depends upon distributions from PBF LLC and its subsidiaries to pay its taxes, meet its other obligations and/or pay dividends in the future.
PBF Energy and PBF LLC are each a holding company and all of their operations are conducted through subsidiaries of PBF LLC. PBF Energy has no independent means of generating revenue and no material assets other than its ownership interest in PBF LLC. PBF Energy and PBF LLC depend on the earnings and cash flow of PBF LLC’s subsidiaries to meet their obligations, including their indebtedness, tax liabilities and obligations to make payments under the tax receivable agreement. If PBF Energy or PBF LLC do not receive such cash distributions, dividends or other payments from our subsidiaries, PBF Energy and PBF LLC may be unable to meet their obligations.
PBF Energy, as the sole managing member of PBF LLC, may cause PBF LLC to make distributions to its members in an amount sufficient to enable it to cover all applicable taxes at assumed tax rates, to make payments owed by it under the tax receivable agreement, and to pay other obligations and dividends, if any, declared by PBF Energy. To the extent we need funds and any of our subsidiaries is restricted from making such distributions under applicable law or regulation or under the terms of our financing or other contractual arrangements, or is otherwise unable to provide such funds, such restrictions could materially adversely affect our liquidity and financial condition.
The PBF Holding asset based revolving credit agreement (the “Revolving Loan”), 8.25% Senior Secured Notes due 2020 issued by PBF Holding in February 2012 (the “2020 Senior Secured Notes”), 7.00% Senior Secured Notes due 2023 issued by PBF Holding in November 2015 (the “2023 Senior Secured Notes”, and together with the 2020 Senior Secures notes, the “Senior Secured Notes”), and certain of our other outstanding debt arrangements include a restricted payment covenant, which restricts the ability of PBF Holding to make distributions to us, and we anticipate our future debt will contain a similar restriction. PBFX’s five-year, $325.0 million senior secured revolving credit facility (the “PBFX Revolving Credit Facility”), PBFX’s three-year, $300.0 million term loan facility (the “PBFX Term Loan”) and PBFX’s 6.875% Senior Notes due 2023 (the “PBFX Senior Notes”) also contain covenants that limit or restrict PBFX’s ability and the ability of its restricted subsidiaries to make distributions and other restricted payments and restrict PBFX’s ability to incur liens and enter into burdensome agreements.

In addition, there may be restrictions on payments by our subsidiaries under applicable laws, including laws that require companies to maintain minimum amounts of capital and to make payments to stockholders only from profits. For example, PBF Holding is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets, and PBFX is subject to a similar prohibition. As a result, we may be unable to obtain that cash to satisfy our obligations.
PBF LLC has obligations to make tax distributions to the members of PBF LLC and these amounts could be material.
PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, prorated in accordance with their respective percentage interests, subject to the terms and conditions of its limited liability company agreement. These amounts could be material to PBF LLC.
The members of PBF LLC may have influence or control over us.
The interests of the members of PBF LLC may not in all cases be aligned. For example, members may have different tax positions which could influence their positions, including regarding whether and when we dispose of assets and whether and when we incur new or refinance existing indebtedness, especially in light of the existence of the tax receivable agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us.
Under a tax receivable agreement, PBF Energy is required to pay the pre-IPO owners of PBF LLC for certain realized or assumed tax benefits PBF Energy may claim arising in connection with prior offerings and future exchanges of PBF LLC Series A Units for shares of its Class A common stock and related transactions. The indenture governing the Senior Secured Notes allows us, under certain circumstances, to make distributions sufficient for PBF Energy to pay its obligations arising from the tax receivable agreement, and such amounts are expected to be substantial.
PBF Energy entered into a tax receivable agreement that provides for the payment from time to time (“On-Going Payments”) by PBF Energy to the former and current holders of PBF LLC Series A Units and PBF LLC Series B Units for certain tax benefits it may claim arising in connection with its prior offerings and future exchanges of PBF LLC Series A Units for shares of its Class A common stock and related transactions, and the amounts it may pay could be significant.
PBF Energy’s payment obligations under the tax receivable agreement are PBF Energy’s obligations and not obligations of PBF LLC or any of its subsidiaries. However, because PBF Energy is primarily a holding company with limited operations of its own, its ability to make payments under the tax receivable agreement is dependent on our ability to make future distributions to it. For example, the indenture governing the Senior Secured Notes allows PBF Holding’s subsidiaries to make tax distributions (as defined in the indenture), and it is expected that PBF Energy’s share of these tax distributions will be in amounts sufficient to allow PBF Energy to make On-Going Payments. The indenture governing the Senior Secured Notes also allows PBF Holding to make a distribution sufficient to allow PBF Energy to make any payments required under the tax receivable agreement upon a change in control, so long as PBF Holding offers to purchase all of the Senior Secured Notes outstanding at a price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any. If PBF Energy’s share of the distributions it receives under these specific provisions of the indenture governing the Senior Secured Notes are insufficient to satisfy its obligations under the tax receivable agreement, PBF Energy may cause us, or our subsidiaries, to make distributions in accordance with other provisions of the indenture governing the Senior Secured Notes in order to satisfy such obligations. In any case, based on our estimates of PBF Energy’s obligations under the tax receivable agreement, the amount of our distributions on account of PBF Energy’s obligations under the tax receivable agreement are expected to be substantial.

For example, with respect to On-Going Payments, assuming no material changes in the relevant tax law, and that PBF Energy earns sufficient taxable income to realize all tax benefits that are subject to the tax receivable agreement, we expect that On-Going Payments by PBF Energy under the tax receivable agreement relating to exchanges that occurred prior to December 31, 2015 to aggregate $661.4 million and to range over the next 5 years from approximately $37.5 million to $56.6 million per year and decline thereafter. Further On-Going Payments by PBF Energy in respect of subsequent exchanges of PBF LLC Series A Units would be in addition to these amounts and are expected to be substantial as well. With respect to the change of control payment, assuming that the market value of a share of PBF Energy’s Class A common stock equals $36.81 per share of Class A common stock (the closing price on December 31, 2015) and that LIBOR were to be 1.85%, we estimate as of December 31, 2015 that the aggregate amount of these accelerated payments would have been approximately $625.4 million if triggered immediately on such date. PBF Holding’s existing indebtedness may limit its ability to make distributions to PBF LLC, and in turn to PBF Energy to pay these obligations. These provisions may deter a potential sale of us to a third party and may otherwise make it less likely a third party would enter into a change of control transaction with PBF Energy or us.
The foregoing numbers are merely estimates—the actual payments could differ materially. For example, it is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding payments. Moreover, payments under the tax receivable agreement will be based on the tax reporting positions that PBF Energy determines in accordance with the tax receivable agreement. Neither PBF Energy nor any of its subsidiaries will be reimbursed for any payments previously made under the tax receivable agreement if the Internal Revenue Service subsequently disallows part or all of the tax benefits that gave rise to such prior payments.
Risks Related to Our Ownership of PBFX
We depend upon PBFX for a substantial portion of our refineries’ logistics needs and have obligations for minimum volume commitments in our commercial agreements with PBFX.
We depend on PBFX to receive, handle, store and transfer crude oil and petroleum products for us from our operations and sources located throughout the United States and Canada in support of our four refineries under long-term, fee-based commercial agreements with our subsidiaries. These commercial agreements have an initial term of approximately seven to ten years and include minimum quarterly commitments and inflation escalators. If we fail to meet the minimum commitments during any calendar quarter, we will be required to make a shortfall payment quarterly to PBFX equal to the volume of the shortfall multiplied by the applicable fee.
PBFX’s operations are subject to all of the risks and operational hazards inherent in receiving, handling, storing and transferring crude oil and petroleum products, including: damages to its facilities, related equipment and surrounding properties caused by floods, fires, severe weather, explosions and other natural disasters and acts of terrorism; mechanical or structural failures at PBFX’s facilities or at third-party facilities on which its operations are dependent; curtailments of operations relative to severe seasonal weather; inadvertent damage to our facilities from construction, farm and utility equipment; and other hazards. Any of these events or factors could result in severe damage or destruction to PBFX’s assets or the temporary or permanent shut-down of PBFX’s facilities. If PBFX is unable to serve our logistics needs, our ability to operate our refineries and receive crude oil could be adversely impacted, which could adversely affect our business, financial condition and results of operations.
In addition, as of December 31, 2015, PBF LLC owns 2,572,944 common units and 15,886,553 subordinated units representing an aggregate 53.7% limited partner interest in PBFX, as well as all of the incentive distribution rights and a non-economic general partner interest in PBFX. The inability of PBFX to continue operations, perform under its commercial arrangements with our subsidiaries or the occurrence of any of these risks or operational hazards, could also adversely impact the value of our investment in PBFX and, because PBFX is a consolidated entity, our business, financial condition and results of operations.

PBFX may not have sufficient available cash to pay any quarterly distribution on its units. Furthermore, PBFX is not required to make distributions to holders of units on a quarterly basis or otherwise, and may elect to distribute less than all of its available cash.
PBFX may not have sufficient available cash from operating surplus each quarter to enable it to pay the minimum quarterly distribution. The amount of cash it can distribute on its units principally depends upon the amount of cash generated from its operations, which will fluctuate from quarter to quarter based on, among other things: the volume of crude oil it throughputs; PBFX’s entitlement to payments associated with minimum volume commitments; the fees it charges for the volumes throughput; the level of its operating, maintenance and general and administrative costs; and prevailing economic conditions. In addition, the actual amount of cash PBFX will have available for distribution will depend on other factors, some of which are beyond its control, including: the level and timing of capital expenditures it makes; the amount of its operating expenses and general and administrative expenses, and payment of the administrative fees for services provided to it by PBF GP and its affiliate; the cost of acquisitions, if any; debt service requirements and other liabilities; fluctuations in working capital needs; PBFX’s ability to borrow funds and access capital markets; restrictions contained in the PBFX Revolving Credit Facility, the PBFX Senior Notes and the PBFX Term Loan and other debt service requirements; the amount of cash reserves established by PBF GP; and other business risks affecting cash levels.
In addition, if PBFX issues additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that PBFX will be unable to maintain or increase its per unit distribution level. There are no limitations in the partnership agreement of PBFX on its ability to issue additional units, including units ranking senior to the outstanding units. The incurrence of additional borrowings or other debt to finance PBFX’s growth strategy would result in increased interest expense, which, in turn, may impact the cash that it has available to distribute to its unit holders (including us). Furthermore, the partnership agreement does not require PBFX to pay distributions on a quarterly basis or otherwise. The board of directors of PBF GP may at any time, for any reason, change its cash distribution policy or decide not to make any distributions (including to us).
Increases in interest rates could adversely impact the price of PBFX’s units, PBFX’s ability to issue equity or incur debt for acquisitions or other purposes and its ability to make cash distributions at its intended levels.
Interest rates on future credit facilities and debt offerings could be higher than current levels, causing PBFX’s financing costs to increase accordingly. As with other yield-oriented securities, PBFX’s unit price is impacted by the level of its cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in PBFX, and a rising interest rate environment could have an adverse impact on the price of the units, PBFX’s ability to issue equity or incur debt for acquisitions or other purposes and its ability to make cash distributions at intended levels, which could adversely impact the value of our investment in PBFX.
The members of PBF LLC will be required to pay taxes on their share of taxable income from PBF LLC and its other subsidiary flow-through entities (including PBFX), regardless of the amount of cash distributions the members receive from PBF LLC.
The holders of limited liability company interests in PBF LLC, including PBF Energy, generally have to include for purposes of calculating their U.S. federal, state and local income taxes their share of any taxable income of PBF LLC, regardless of whether such holders receive cash distributions from PBF LLC. The members of PBF LLC ultimately may not receive cash distributions from PBF LLC equal to their share of the taxable income of PBF LLC or even equal to the actual tax due with respect to that income. For example, PBF LLC is required to include in taxable income PBF LLC’s allocable share of PBFX’s taxable income and gains (such share to be determined pursuant to the partnership agreement of PBFX), regardless of the amount of cash distributions received by PBF LLC from PBFX, and such taxable income and gains will flow-through to the members to the extent of their allocable share of the taxable income of PBF LLC. As a result, at certain times, including during the subordination period for the subordinated units, the amount of cash otherwise ultimately available to the members on account of their indirect interest in PBFX may not be sufficient for any of the members to pay the amount of taxes they will owe on account of its indirect interests in PBFX.
If PBFX was to be treated as a corporation, rather than as a partnership, for U.S. federal income tax purposes or if PBFX was otherwise subject to entity-level taxation, PBFX’s cash available for distribution to its unit holders, including to us, would be reduced, likely causing a substantial reduction in the value of units, including the units held by us.
The present U.S. federal income tax treatment of publicly traded partnerships, including PBFX, or an investment in its common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time the U.S. Congress considers substantive changes to the existing federal income tax laws that would affect publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for PBFX to meet the exception to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in PBFX common units.
If PBFX were treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax on income at the corporate tax rate, which is currently a maximum of 35%, and would likely be liable for state income tax at varying rates. Distributions to PBFX unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to PBFX unitholders. Because taxes would be imposed upon PBFX as a corporation, the cash available for distribution to PBFX unitholders would be substantially reduced. Therefore, PBFX’s treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to PBFX unitholders, likely causing a substantial reduction in the value of the units.
All of the executive officers and a majority of the initial directors of PBF GP are also current or former officers of PBF Energy. Conflicts of interest could arise as a result of this arrangement.
PBF Energy indirectly owns and controls PBF GP, and appoints all of its officers and directors. All of the executive officers and a majority of the initial directors of PBF GP are also officers or a director of PBF Energy. These individuals will devote significant time to the business of PBFX. Although the directors and officers of PBF GP have a fiduciary duty to manage PBF GP in a manner that is beneficial to PBF Energy, as directors and officers of PBF GP they also have certain duties to PBFX and its unit holders. Conflicts of interest may arise between PBF Energy and its affiliates, including PBF GP, on the one hand, and PBFX and its unit holders, on the other hand. In resolving these conflicts of interest, PBF GP may favor its own interests and the interests of PBFX over the interests of PBF Energy. In certain circumstances, PBF GP may refer any conflicts of interest or potential conflicts of interest between PBFX, on the one hand, and PBF Energy, on the other hand, to its conflicts committee (which must consist entirely of independent directors) for resolution, which conflicts committee must act in the best interests of the public unit holders of PBFX. As a result, PBF GP may manage the business of PBFX in a way that may differ from the best interests of PBF Energy or its stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
See “Item 1. Business”.

ITEM 3. LEGAL PROCEEDINGS
The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively the “Appellants”) regarding an air permit Delaware City Refining Company LLC (“Delaware City Refining” or “DCR”) obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the “EAB”) and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed the Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of DCR and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants’ appeal. The Appellants appealed to the Delaware Supreme Court, and, on November 5, 2015, the Delaware Supreme Court affirmed the Superior Court decision.
On July 24, 2013, the Delaware Department of Natural Resources and Environmental Control (“DNREC”) issued a Notice of Administrative Penalty Assessment and Secretary’s Order to Delaware City Refining for alleged air emission violations that occurred during the re-start of the refinery in 2011 and subsequent to the re-start. The penalty assessment seeks $460,200 in penalties and $69,030 in cost recovery for DNREC’s expenses associated with investigation of the incidents. We dispute the amount of the penalty assessment and allegations made in the order, and are in discussions with DNREC to resolve the assessment. It is possible that DNREC will assess a penalty in this matter but any such amount is not expected to be material to the Company.
As of November 1, 2015, the Company acquired Chalmette Refining, which was in discussions with the Louisiana Department of Environmental Quality (“LDEQ”) to resolve self-reported deviations from refinery operations relating to certain Clean Air Act Title V permit conditions, limits and other requirements. LDEQ commenced an enforcement action against Chalmette Refining on November 14, 2014 by issuing a Consolidated Compliance Order and Notice of Potential Penalty (the “Order”) covering deviations from 2009 and 2010. Chalmette Refining and LDEQ subsequently entered into a dispute resolution agreement, the enforcement of which has been suspended while negotiations are ongoing, which may include the resolution of deviations outside the periods covered by the Order. It is possible that LDEQ will assess an administrative penalty against Chalmette Refining, but any such amount is not expected to be material to the Company.

ITEM 4. MINE SAFETY DISCLOSURE
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
We are a privately-owned company with no established public trading market for our membership units.
Holders
As of December 31, 2015, there were 28 holders of record of Series A membership interests of PBF LLC and PBF Energy was the sole holder of the Series C membership interests of PBF LLC.
Dividend and Distribution Policy
We made cash distributions (including tax distributions) to our members, including PBF Energy, in the amount of $350.7 million during 2015.
Subject to the following paragraphs, PBF Energy currently intends to continue to pay quarterly cash dividends of approximately $0.30 per share on its Class A common stock. The declaration, amount and payment of this and any other future dividends on shares of PBF Energy Class A common stock will be at the sole discretion of PBF Energy’s board of directors.
PBF Energy is a holding company and has no material assets other than its ownership interests of PBF LLC. In order for PBF Energy to pay any dividends, it needs to cause PBF LLC to make distributions to it and the holders of PBF LLC Series A Units, and PBF LLC needs to cause PBF Holding and/or PBFX to make distributions to it, in at least an amount sufficient to cover cash dividends, if any, declared by PBF Energy. Each of PBF Holding and PBFX is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of the limited liability company (with certain exceptions) exceed the fair value of its assets. As a result, PBF LLC may be unable to obtain cash from PBF Holding and/or PBFX to satisfy its obligations and make distributions to PBF Energy for dividends, if any, to PBF Energy’s stockholders. If PBF LLC makes such distributions to PBF Energy, the holders of PBF LLC Series A Units will also be entitled to receive pro rata distributions.
The ability of PBF Holding to pay dividends and make distributions to PBF LLC is, and in the future may be, limited by covenants in its Revolving Loan, 2020 Senior Secured Notes, 2023 Senior Secured Notes (together with the 2020 Senior Secured Notes, the “Senior Secured Notes”) and other debt instruments. Subject to certain exceptions, the Revolving Loan and the indentures governing the Senior Secured Notes prohibit PBF Holding from making distributions to PBF LLC if certain defaults exist. In addition, both the indentures and the Revolving Loan contain additional restrictions limiting PBF Holding’s ability to make distributions to PBF LLC.
PBFX intends to make a minimum quarterly distribution to the holders of its common units and subordinated units, including PBF LLC, of at least $0.30 per unit, or $1.20 per unit on an annualized basis, to the extent PBFX has sufficient cash from operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to PBFX’s general partner. However, there is no guarantee that PBFX will pay the minimum quarterly distribution or any amount on the units we own in any quarter. Even if PBFX’s cash distribution policy is not modified or revoked, the amount of distributions paid under the policy and the decision to make any distribution is determined by its general partner, taking into consideration the terms of PBFX’s partnership agreement.
PBF Holding made $350.7 million in distributions to PBF LLC during the year ended December 31, 2015. PBF LLC used $112.8 million of this amount in total to make four separate non-tax distributions of $0.30 per unit ($1.20 per unit in total) to its members, of which $106.6 million was distributed to PBF Energy and the balance was distributed to PBF LLC’s other members. PBF Energy used this $106.6 million to pay four separate equivalent cash dividends of $0.30 per share of Class A common stock on November 25, 2015, August 10, 2015, May 27, 2015, and March 10, 2015. PBF LLC used the remaining $237.9 million from PBF Holding’s distributions to make tax distributions to its members, including $224.7 million to PBF Energy. In addition, PBFX made aggregate quarterly distributions of $49.5 million ($1.44 per unit) during the year ended December 31, 2015 to holders of its common and subordinated units, of which $26.7 million was paid to PBF LLC.
PBF LLC owns all of the IDRs of PBFX. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter. The maximum distribution of 50.0% includes distributions paid to PBF LLC on its partnership interest. The maximum distribution of 50.0% does not include any distributions that PBF LLC may receive on common units or subordinated units that it owns. PBFX made IDR payments of $0.5 million to PBF LLC based on its distributions for the year ended December 31, 2015.
PBF LLC will continue to make tax distributions to its members in accordance with its amended and restated limited liability company agreement.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical consolidated financial and other data of PBF LLC. The data presented is PBF LLC’s data, unless otherwise noted. The selected historical consolidated financial data as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015, have been derived from our audited financial statements, included in “Item 8. Financial Statements and Supplementary Data.” The selected historical consolidated financial data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 have been derived from the audited financial statements of PBF LLC not included in this Annual Report on Form 10-K. As a result of the Toledo and Chalmette acquisitions, the historical consolidated financial results of PBF LLC only includes the results of operations for the Toledo and Chalmette refineries from March 1, 2011 and November 1, 2015 forward, respectively.
The historical consolidated financial data and other statistical data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and our consolidated financial statements and the related notes thereto, included in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Statement of operations data:
Revenues	$13,123,929	$19,828,155	$19,151,455	$20,138,687	$14,960,338
Costs and expenses:
Cost of sales, excluding depreciation	11,481,614	18,471,203	17,803,314	18,269,078	13,855,163
Operating expenses, excluding depreciation	904,525	883,140	812,652	738,824	658,831
General and administrative expenses (1)	180,310	146,592	95,794	120,443	86,911
Gain on sale of asset	(1,004)	(895)	(183)	(2,329)	—
Depreciation and amortization expense	197,417	180,382	111,479	92,238	53,743
Income (loss) from operations	361,067	147,733	328,399	920,433	305,690
Other (expense) income:
Change in fair value of continent consideration	—	—	—	(2,768)	(5,215)
Change in fair value of catalyst lease obligation	10,184	3,969	4,691	(3,724)	7,316
Interest expense, net	(109,411)	(100,352)	(94,057)	(108,629)	(65,120)
Income before income taxes	261,840	51,350	239,033	805,312	242,671
Income taxes	648	—	—	—	—
Net Income	261,192	51,350	239,033	805,312	242,671
Less: net income attributable to noncontrolling interests	34,880	14,740	—	—	—
Net income attributable to PBF Energy Company LLC	$226,312	$36,610	$239,033	$805,312	$242,671

Balance sheet data (at end of period) :
Total assets	$5,501,167	$4,525,920	$4,192,504	$4,102,136	$3,607,129
Total long-term debt (2)	1,881,637	1,260,349	747,576	729,980	804,865
Total equity	1,909,395	1,652,837	1,715,256	1,723,545	1,110,918
Other financial data :
Capital expenditures (3)	$981,080	$631,332	$415,702	$222,688	$574,883
——————————

(1)
Includes acquisition related expenses consisting primarily of consulting and legal expenses related to the Chalmette Acquisition and other pending and non-consummated acquisitions of $5.8 million in 2015 as well as the Paulsboro and Toledo acquisitions and non-consummated acquisitions of $0.7 million in 2011.

(2)	Total long-term debt, excluding debt issuance costs and intercompany notes payable, includes current maturities and our Delaware Economic Development Authority Loan.

(3)
Includes expenditures for construction in progress, property, plant and equipment (including railcar purchases), deferred turnaround costs and other assets, excluding the proceeds from sales of assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of our results of operations and financial condition should be read in conjunction with Items 1, 1A, and 2, “Business, Risk Factors, and Properties,” Item 6, “Selected Financial Data,” and Item 8, “Financial Statements and Supplementary Data,” respectively, included in this Annual Report on Form 10-K.
CAUTIONARY STATEMENT FOR THE PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Annual Report on Form 10-K contains certain “forward-looking statements”, as defined in the Private Securities Litigation Reform Act of 1995, of expected future developments that involve risk and uncertainties. You can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions that relate to our strategy, plans or intentions. All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results or to our expectations regarding future industry trends are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and, of course, it is impossible for us to anticipate all factors that could affect our actual results.
Important factors that could cause actual results to differ materially from our expectations, which we refer to as “cautionary statements,” are disclosed under “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. All forward-looking information in this Annual Report on Form 10-K and subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Some of the factors that we believe could affect our results include:
•supply, demand, prices and other market conditions for our products, including volatility in commodity prices;
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
•termination of our A&R Intermediation Agreements with J. Aron could have a material adverse effect on our liquidity, as we would be required to finance our refined products inventory covered by the agreements. Additionally, we are obligated to repurchase from J. Aron certain intermediates and finished products located at the Paulsboro and Delaware City refineries’ storage tanks upon termination of these agreements;
•restrictive covenants in our indebtedness that may adversely affect our operational flexibility;
•our assumptions regarding payments arising under PBF Energy’s tax receivable agreement and other arrangements relating to our organizational structure;

•our expectations and timing with respect to our acquisition activity and whether any acquisitions are accretive or dilutive;
•our expectations with respect to our capital improvement and turnaround projects;
•the status of an air permit to transfer crude through the Delaware City refinery’s dock;
•the impact of disruptions to crude or feedstock supply to any of our refineries, including disruptions due to problems at PBFX or with third party logistics infrastructure or operations, including pipeline, marine and rail transportation;
•the possibility that we, or PBF Energy, might reduce or not make further distributions or dividend payments;
•the inability of our subsidiaries to freely pay dividends or make distributions to us;
•the impact of current and future laws, rulings and governmental regulations, including the implementation of rules and regulations regarding transportation of crude oil by rail;
•the effectiveness of our crude oil sourcing strategies, including our crude by rail strategy and related commitments;
•adverse impacts related to recent legislation by the federal government lifting the restrictions on exporting U.S. crude oil;
•market risks related to the volatility in the price of Renewable Identification Numbers (“RINS”) required to comply with the Renewable Fuel Standards;
•adverse impacts from changes in our regulatory environment or actions taken by environmental interest groups;
•our ability to consummate the pending acquisition of the ownership interests of the Torrance refinery and related logistics assets, the timing for the closing of such acquisition and our plans for financing such acquisition;
•our ability to complete the successful integration of the completed acquisition of Chalmette Refining, and the pending Torrance Acquisition into our business and to realize the benefits from such acquisitions;
•liabilities arising from the Chalmette Acquisition and/or Torrance Acquisition that are unforeseen or exceed our expectations;
•risk associated with the operation of PBFX as a separate, publicly traded entity;
•potential tax consequences related to our investment in PBFX; and
•any decisions we make with respect to our energy-related logistical assets that may be transferred to PBFX.
We caution you that the foregoing list of important factors may not contain all of the material factors that are important to you. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report on Form 10-K may not in fact occur. Accordingly, investors should not place undue reliance on those statements.
Our forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.

Executive Summary
We were formed in March 2008 as a holding company to control the subsidiaries that directly and indirectly own and operate our business, and are now a subsidiary of PBF Energy. We currently own and operate four domestic oil refineries and related assets located in Delaware City, Delaware, Paulsboro, New Jersey, Toledo, Ohio, and New Orleans, Louisiana. Our refineries have a combined processing capacity, known as throughput, of approximately 730,000 bpd, and a weighted average Nelson Complexity Index of 11.7. Effective with the completion of the PBFX Offering in May 2014, the Company operates in two reportable business segments: Refining and Logistics. The Company’s four oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX operates logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities, which are aggregated into the Logistics segment.
The following table summarizes our history and key events:

March 2008	PBF was formed.
June 2010	The idle Delaware City refinery and its related assets were acquired from affiliates of Valero.
December 2010	The Paulsboro refinery and its related assets were acquired from affiliates of Valero.
March 2011	The Toledo refinery and its related assets were acquired from Sunoco.
October 2011	The Delaware City refinery became operational.
February 2012	Our subsidiary, PBF Holding, issued $675.5 million aggregate principal amount of 8.25% Senior Secured Notes due 2020.
December 2012	PBF Energy completed the initial public offering of its common equity. In connection with the initial public offering, PBF Energy became the sole managing member of PBF LLC.
February 2013	PBFX was formed to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets.
May 2014	PBFX completed its initial public offering of 15,812,500 common units at a price to the public of $23.00 per unit.
February 2015	Blackstone and First Reserve sold, in a secondary offering, their remaining shares of PBF Energy Class A common stock.
May 2015	PBFX issued $350.0 million aggregate principal amount of 6.875% Senior Notes due 2023.
September 2015	PBF Energy announced the pending Torrance Acquisition.
October 2015	PBF Energy completed a public offering of 11,500,000 shares of its Class A common stock.
November 2015	The Chalmette refinery and its related assets were acquired from ExxonMobil and PDV Chalmette, Inc.
November 2015	Our subsidiary, PBF Holding, issued $500.0 million aggregate principal amount of 7.00% Senior Secured Notes due 2023.
Factors Affecting Comparability
Our results over the past three years have been affected by the following events, which must be understood in order to assess the comparability of our period to period financial performance and financial condition.
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, Inc., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets. The Chalmette refinery, located outside of New Orleans, Louisiana, is a dual-train coking refinery and is capable of processing both light and heavy crude oil. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding.

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
The aggregate purchase price for the Chalmette Acquisition was $322.0 million in cash, plus estimated inventory and working capital of $243.3 million, which is subject to final valuation upon agreement by both parties. The transaction was financed through a combination of cash on hand and borrowings under the Company’s existing revolving credit line.
Initial Public Offering of PBFX
On May 14, 2014, PBFX completed its initial public offering of 15,812,500 common units, including 2,062,500 common units issued upon exercise of the over-allotment option that was granted to the underwriters, at a price to the public of $23.00 per unit. Upon completion of the PBFX Offering, PBF LLC held a 50.2% limited partner interest in PBFX (consisting of 74,053 common units and 15,886,553 subordinated units), with the remaining 49.8% limited partner interest held by public common unit holders.
PBFX’s initial assets consisted of the Delaware City Rail Terminal and the Toledo Truck Terminal, which are integral components of the crude oil delivery operations at our refineries. All of PBFX’s initial revenue was derived from long-term, fee-based commercial agreements with subsidiaries of PBF LLC, which include minimum volume commitments, for receiving, handling and transferring crude oil. These transactions are eliminated by PBF LLC in consolidation.
PBFX received proceeds (after deducting underwriting discounts and structuring fees but before estimated offering expenses) from the PBFX Offering of approximately $341.0 million. PBFX used the net proceeds from the offering to: (i) distribute approximately $35.0 million to PBF LLC for certain capital expenditures incurred prior to the closing of the PBFX Offering with respect to assets contributed to PBFX and to reimburse it for estimated offering expenses; (ii) pay debt issuance costs of approximately $2.3 million related to the PBFX Revolving Credit Facility and the PBFX Term Loan; and (iii) purchase $298.7 million in U.S. Treasury or other investment grade securities which will be used to fund anticipated capital expenditures by PBFX. PBFX retained approximately $5.0 million for general partnership purposes. PBFX also borrowed $298.7 million under the PBFX Term Loan, which is secured by a pledge of the U.S. Treasury or other investment grade securities held by PBFX, and distributed the proceeds of such borrowings to PBF LLC. PBF LLC contributed the proceeds of the PBFX Offering and PBFX Term Loan borrowings to PBF Holding, which intends to use such funds for general corporate purposes. In addition, as of December 31, 2015, 403,375 phantom units with distribution equivalent rights were granted under the PBFX long term incentive plan to certain directors, officers (including our named executive officers) and employees of PBF GP or its affiliates, which will vest in equal annual installments over a four-year period.
Effective September 30, 2014, PBF Holding distributed to PBF LLC all of the equity interests of DCT II, which assets consist solely of the DCR West Rack, immediately prior to the contribution of DCT II by PBF LLC to PBFX. The DCR West Rack has an estimated throughput capacity of at least 40,000 bpd. PBFX transferred to PBF LLC total consideration of $150.0 million, consisting of $135.0 million of cash and $15.0 million of PBFX common units, or 589,536 common units. The cash consideration consisted of $105.0 million in borrowings under the PBFX Revolving Credit Facility and $30.0 million in proceeds from the sale of marketable securities. PBFX also borrowed an additional $30.0 million under the PBFX Revolving Credit Facility to repay $30.0 million of its outstanding PBFX Term Loan in order to release the $30.0 million in marketable securities that had collateralized PBFX’s Term Loan.

Effective December 11, 2014, PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Toledo Terminaling, whose assets consist of the Toledo Storage Facility, for total consideration of $150.0 million, consisting of $135.0 million of cash and $15.0 million of Partnership common units, or 620,935 common units. The cash consideration consisted of $105.0 million in borrowings under the PBFX Revolving Credit Facility and $30.0 million in proceeds from the sale of marketable securities. PBFX also borrowed an additional $30.0 million under the PBFX Revolving Credit Facility to repay $30.0 million outstanding under the PBFX Term Loan in order to release the $30.0 million in marketable securities that had collateralized the PBFX Term Loan.
Effective May 14, 2015, PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interest of Delaware Pipeline Company LLC and Delaware City Logistics Company LLC, whose assets consist of the Delaware City Products Pipeline and Truck Rack, for total consideration of $143.0 million, consisting of $112.5 million of cash and $30.5 million of Partnership common units, or 1,288,420 common units. The cash consideration was funded by PBFX with $88.0 million in proceeds from the PBFX 6.875% Senior Notes due 2023, sale of approximately $0.7 million in marketable securities and $23.8 million in borrowings under PBFX Revolving Credit Facility. PBFX borrowed an additional $0.7 million under its Revolving Credit Facility to repay $0.7 million of its Term Loan in order to release the $0.7 million in marketable securities that had collateralized the Term Loan.
Subsequent to the transactions described above, as of December 31, 2015, PBF LLC holds a 53.7% limited partner interest in PBFX (consisting of 2,572,944 common units and 15,886,553 subordinated units), with the remaining 46.3% limited partner interest held by the public unit holders. PBF LLC also owns all of the incentive distribution rights and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period.
Amended and Restated Asset Based Revolving Credit Facility
On an ongoing basis, the Revolving Loan is available to be used for working capital and other general corporate purposes. In 2012, we amended the Revolving Loan to increase the aggregate size from $500.0 million to $965.0 million. In addition, the Revolving Loan was amended and restated on October 26, 2012 to increase the maximum availability to $1.375 billion, extend the maturity date to October 26, 2017 and amend the borrowing base to include non-U.S. inventory. The agreement was expanded again in December 2012 and November 2013 to increase the maximum availability from $1.375 billion to $1.610 billion. On August 15, 2014, the agreement was amended and restated once more to, among other things, increase the maximum availability to $2.50 billion and extend its maturity to August 2019. The amended and restated Revolving Loan includes an accordion feature which allows for aggregate commitments of up to $2.75 billion. In November and December 2015, PBF Holding increased the maximum availability under the Revolving Loan to $2.60 billion and $2.64 billion, respectively, in accordance with its accordion feature. The commitment fees on the unused portions, the interest rate on advances and the fees for letters of credit have also been reduced in the amended and restated Revolving Loan.
Senior Secured Notes Offering
On November 24, 2015, PBF Holding and PBF Finance Corporation issued $500.0 million in aggregate principal amount of the 2023 Senior Secured Notes. The net proceeds were approximately $490.0 million after deducting the initial purchasers’ discount and offering expenses. The Company intends to use the proceeds for general corporate purposes, including to fund a portion of the purchase price for the pending acquisition of the Torrance refinery and related logistics assets.

Rail Facility Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250.0 million secured revolving credit agreement (the “Rail Facility”). The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars (the “Eligible Railcars”) before December 2015. The amount available to be advanced under the Rail Facility equals 70% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined in the credit agreement.
On April 29, 2015, the Rail Facility was amended to, among other things, extend the maturity from March 31, 2016 to April 29, 2017, reduce the total commitment from $250.0 million to $150.0 million, and reduce the commitment fee on the used portion of the Rail Facility. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty. On the first anniversary of the closing of the amendment, the advance rate adjusts automatically to 65%.
PBFX Debt and Credit Facilities
On May 14, 2014, in connection with the closing of the PBFX Offering, PBFX entered into the five-year, $275.0 million PBFX Revolving Credit Facility and the three-year, $300.0 million PBFX Term Loan. The PBFX Revolving Credit Facility was increased from $275.0 million to $325.0 million in December 2014. The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes and is guaranteed by a guaranty of collection from PBF LLC. PBFX also has the ability to increase the maximum amount of the PBFX Revolving Credit Facility by an aggregate amount of up to $275.0 million, to a total facility size of $600.0 million, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The PBFX Revolving Credit Facility includes a $25.0 million sublimit for standby letters of credit and a $25.0 million sublimit for swingline loans. The PBFX Term Loan was used to fund distributions to PBF LLC and is guaranteed by a guaranty of collection from PBF LLC and secured at all times by cash, U.S. Treasury or other investment grade securities in an amount equal to or greater than the outstanding principal amount of the PBFX Term Loan.
The DCR West Rack Acquisition and the Toledo Storage Facility Acquisition each were funded partially by proceeds from the sale of marketable securities and borrowings under the PBFX Revolving Credit Facility. PBFX repaid a portion of its outstanding PBFX Term Loan in order to release the marketable securities that had collateralized the PBFX Term Loan.
On May 12, 2015, PBFX entered into an indenture among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of PBFX (“PBF Logistics Finance,” and together with PBFX, the “Issuers”), the Guarantors named therein (certain subsidiaries of PBFX) and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350.0 million in aggregate principal amount of the PBFX Senior Notes. PBF LLC has provided a limited guarantee of collection of the principal amount of the PBFX Senior Notes, but is not otherwise subject to the covenants of the indenture. Of the $350.0 million aggregate PBFX Senior Notes, $19.9 million were purchased by certain of PBF Energy’s officers and directors and their affiliates pursuant to a separate private placement transaction. After deducting offering expenses, PBFX received net proceeds of approximately $343.0 million from the PBFX Senior Notes offering.
J. Aron Intermediation Agreements
On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.

Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products produced by the Paulsboro and Delaware City refineries, respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries’ tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the Products independently to third parties.
Crude Oil Acquisition Agreement Terminations
Effective July 31, 2014, PBF Holding terminated the Amended and Restated Crude Oil Acquisition Agreement, dated as of March 1, 2012 as amended (the “Toledo Crude Oil Acquisition Agreement”) with MSCG. Under the terms of the Toledo Crude Oil Acquisition Agreement, we previously acquired substantially all of our crude oil for our subsidiary’s Toledo refinery from MSCG through delivery at various interstate pipeline locations. No early termination penalties were incurred by us as a result of the termination. We began sourcing our own crude oil needs for Toledo upon termination.
Effective December 31, 2015, our crude oil supply agreement with Statoil for the Delaware City refinery expired. Subsequent to the termination of the Statoil supply agreement, we purchase all of our crude and feedstock needs independently from a variety of suppliers, including Saudi Aramco and others, on the spot market or through term agreements. We have a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries.
Equity Repurchase Program
On August 19, 2014, PBF Energy’s Board of Directors authorized the repurchase of up to $200.0 million of the Company’s Series C Units, through the repurchase of PBF Energy’s Class A common stock. On October 29, 2014, the Board of Directors approved an additional $100.0 million increase to the existing Repurchase Program. The Repurchase Program expires on September 30, 2016. As of December 31, 2015 the Company has purchased approximately 6.05 million of the Company’s Series C Units under the Repurchase Program for $150.8 million through the purchase of PBF Energy’s Class A common stock in open market transactions. The Company currently has the ability to purchase approximately an additional $149.2 million in Series C Units under the approved Repurchase Program, through the purchase of PBF Energy’s Class A common stock in open market transactions.
These repurchases may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of shares repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any shares under the Repurchase Program, and repurchases may be suspended or discontinued at any time without prior notice.
Renewable Fuels Standard
We have seen fluctuations in the cost of renewable fuel credits, known as RINs, required for compliance  with the RFS. We incurred approximately $171.6 million in RINs costs during the year ended December 31, 2015 as compared to $115.7 million and $126.4 million during the years ended December 31, 2014 and 2013, respectively. The fluctuations in RINs costs are due primarily to volatility in prices for ethanol-linked RINs and increases in our production of on-road transportation fuels since 2012. Our RINs purchase obligation is dependent on our actual shipment of on-road transportation fuels domestically and the amount of blending achieved.

Factors Affecting Operating Results
Overview
Our earnings and cash flows from operations are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks. The cost to acquire crude oil and other feedstocks and the price of refined petroleum products ultimately sold depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline, diesel and other refined petroleum products, which, in turn, depend on, among other factors, changes in global and regional economies, weather conditions, global and regional political affairs, production levels, the availability of imports, the marketing of competitive fuels, pipeline capacity, prevailing exchange rates and the extent of government regulation. Our revenue and operating income fluctuate significantly with movements in industry refined petroleum product prices, our materials cost fluctuate significantly with movements in crude oil prices and our other operating expenses fluctuate with movements in the price of energy to meet the power needs of our refineries. In addition, the effect of changes in crude oil prices on our operating results is influenced by how the prices of refined products adjust to reflect such changes.
Crude oil and other feedstock costs and the prices of refined petroleum products have historically been subject to wide fluctuation. Expansion and upgrading of existing facilities and installation of additional refinery distillation or conversion capacity, price volatility, international political and economic developments and other factors beyond our control are likely to continue to play an important role in refining industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and a reduction or increase in product margins. Moreover, the industry typically experiences seasonal fluctuations in demand for refined petroleum products, such as for gasoline and diesel, during the summer driving season and for home heating oil during the winter.
Benchmark Refining Margins
In assessing our operating performance, we compare the refining margins (revenue less materials cost) of each of our refineries against a specific benchmark industry refining margin based on crack spreads. Benchmark refining margins take into account both crude and refined petroleum product prices. When these prices are combined in a formula they provide a single value—a gross margin per barrel—that, when multiplied by throughput, provides an approximation of the gross margin generated by refining activities.
The performance of our East Coast refineries generally follows the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Toledo refinery generally follows the WTI (Chicago) 4-3-1 benchmark refining margin. Our Chalmette refinery generally follows the LLS (Gulf Coast) 2-1-1 benchmark refining margin.
While the benchmark refinery margins presented below under “Results of Operations—Market Indicators” are representative of the results of our refineries, each refinery’s realized gross margin on a per barrel basis will differ from the benchmark due to a variety of factors affecting the performance of the relevant refinery to its corresponding benchmark. These factors include the refinery’s actual type of crude oil throughput, product yield differentials and any other factors not reflected in the benchmark refining margins, such as transportation costs, storage costs, credit fees, fuel consumed during production and any product premiums or discounts, as well as inventory fluctuations, timing of crude oil and other feedstock purchases, a rising or declining crude and product pricing environment and commodity price management activities. As discussed in more detail below, each of our refineries, depending on market conditions, has certain feedstock-cost and product-value advantages and disadvantages as compared to the refinery’s relevant benchmark.
Credit Risk Management
Credit risk refers to the risk that a counterparty will default on its contractual obligations resulting in financial loss to us. Our exposure to credit risk is reflected in the carrying amount of the receivables that are presented in our balance sheet. To minimize credit risk, all customers are subject to extensive credit verification procedures and extensions of credit above defined thresholds are to be approved by the senior management. Our intention is to trade only with recognized creditworthy third parties. In addition, receivable balances are monitored on an ongoing basis. We also limit the risk of bad debts by obtaining security such as guarantees or letters of credit.
Other Factors
We currently source our crude oil for the Paulsboro, Delaware City and Chalmette refineries on a global basis through a combination of market purchases and short-term purchase contracts, and through our crude oil supply agreements with Saudi Aramco and PDVSA. Our crude oil supply agreement with Statoil for Paulsboro was terminated effective March 31, 2013, at which time we began to source Paulsboro’s crude oil and feedstocks independently. Our crude oil supply agreement with Statoil for Delaware City expired on December 31, 2015. Subsequent to the termination of the Statoil supply agreement, we purchase all of our crude and feedstock needs independently from a variety of suppliers, including Saudi Aramco and others, on the spot market or through term agreements. We have been purchasing up to approximately 100,000 bpd of crude oil from Saudi Aramco that is processed at Paulsboro. We have a contract with PDVSA for the supply of 40,000 to 60,000 bpd of crude oil that can be processed at any of our East or Gulf Coast refineries. Prior to the termination of the Toledo Crude Oil Acquisition Agreement, our Toledo refinery sourced domestic and Canadian crude oil through similar market purchases through this crude supply contract with MSCG. Subsequently, our Toledo refinery has sourced its crude oil and feedstocks independently. We believe purchases based on market pricing has given us flexibility in obtaining crude oil at lower prices and on a more accurate “as needed” basis. Since our Paulsboro and Delaware City refineries access their crude slates from the Delaware River via ship or barge and through our rail facilities at Delaware City, these refineries have the flexibility to purchase crude oils from the Mid-Continent and Western Canada, as well as a number of different countries.
Since 2012, we expanded and upgraded the existing on-site railroad infrastructure at the Delaware City refinery, including the expansion of the crude rail unloading facilities. Currently, crude oil delivered by rail to this facility is consumed at our Delaware City refinery. We may also transport some of the crude delivered by rail from Delaware City via barge to our Paulsboro refinery or other third party destinations. In 2014, we completed a project to expand the Delaware City heavy crude rail unloading facility. The Delaware City rail unloading facility, which was transferred to PBFX in 2014, allows our East Coast refineries to source WTI-based crude oils from Western Canada and the Mid-Continent, which we believe at times, may provide cost advantages versus traditional Brent-based international crude oils.
During 2012 and January 2013, we entered into agreements to lease or purchase 5,900 crude railcars which will enable us to transport crude oil by rail to each of our refineries. A portion of these railcars were purchased via the Rail Facility entered into during 2014. Additionally, we have purchased a portion of these railcars and subsequently sold them to a third party, which has leased the railcars back to us for periods of between four and seven years. As of December 31, 2015 and 2014, we have purchased and subsequently leased back 1,122 and 1,403 railcars, respectively. Our railcar fleet, at times, provides transportation flexibility within our crude oil sourcing strategy that allows our East Coast refineries to process cost advantaged crude from Canada and the Mid-Continent.
Our operating cost structure is also important to our profitability. Major operating costs include costs relating to employees and contract labor, energy, maintenance and environmental compliance, and renewable fuel credits, known as RINs, required for compliance with the Renewable Fuels Standard. The predominant variable cost is energy, in particular, the price of utilities, natural gas, electricity and chemicals.
Our operating results are also affected by the reliability of our refinery operations. Unplanned downtime of our refinery assets generally results in lost margin opportunity and increased maintenance expense. The financial impact of planned downtime, such as major turnaround maintenance, is managed through a planning process that considers such things as the margin environment, the availability of resources to perform the needed maintenance and feed logistics, whereas unplanned downtime does not afford us this opportunity.

Refinery-Specific Information
The following section includes refinery-specific information related to our operations, crude oil differentials, ancillary costs, and local premiums and discounts.
Delaware City Refinery. The benchmark refining margin for the Delaware City refinery is calculated by assuming that two barrels of the benchmark Dated Brent crude oil are converted into one barrel of gasoline and one barrel of ULSD. We calculate this refining margin using the NYH market value of gasoline and ultra-low sulfur diesel against the market value of Dated Brent crude oil and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Delaware City refinery has a product slate of approximately 55% gasoline, 33% distillate (consisting of ULSD, marketed as ULSD or low sulfur heating oil, and conventional heating oil), 1% high-value petrochemicals, with the remaining portion of the product slate comprised of lower-value products (4% petroleum coke, 4% LPGs and 3% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Delaware City revenues are generated off NYH-based market prices.
The Delaware City refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:

•
the Delaware City refinery processes a slate of primarily medium and heavy, and sour crude oil, which has constituted approximately 65% to 70% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks. In addition, we have the capability to process a significant volume of light, sweet price-advantaged crude oil which may affect our overall crude slate depending on market conditions. Our total throughput costs have historically priced at a discount to Dated Brent; and

•
as a result of the heavy, sour crude slate processed at Delaware City, we produce low value products including sulfur and petroleum coke. These products are priced at a significant discount to gasoline, ULSD and heating oil and represent approximately 5% to 7% of our total production volume.

Paulsboro Refinery. The benchmark refining margin for the Paulsboro refinery is calculated by assuming that two barrels of the benchmark Dated Brent crude oil are converted into one barrel of gasoline and one barrel of ultra-low sulfur diesel. We calculate this refining margin using the New York Harbor market value of gasoline and ultra-low sulfur diesel against the market value of Dated Brent crude oil and refer to the benchmark as the Dated Brent (NYH) 2-1-1 benchmark refining margin. Our Paulsboro refinery has a product slate of approximately 40% gasoline, 37.5% distillate (comprised of jet fuel, ULSD and heating oil), 4.5% high-value Group I lubricants, with the remaining portion of the product slate comprised of lower-value products (2% petroleum coke, 4% LPGs, 3% fuel oil, 8.5% asphalt and 0.5% other). For this reason, we believe the Dated Brent (NYH) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Paulsboro revenues are generated off NYH-based market prices.
The Paulsboro refinery’s realized gross margin on a per barrel basis has historically differed from the Dated Brent (NYH) 2-1-1 benchmark refining margin due to the following factors:

•
the Paulsboro refinery has generally processed a slate of primarily medium and heavy, and sour crude oil, which has historically constituted approximately 65% to 70% of total throughput. The remaining throughput consists of sweet crude oil and other feedstocks and blendstocks;

•
as a result of the heavy, sour crude slate processed at Paulsboro, we produce low value products including sulfur, petroleum coke and fuel oil. These products are priced at a significant discount to gasoline and heating oil and represent approximately 5% to 7% of our total production volume; and

•	the Paulsboro refinery produces Group I lubricants which, through an extensive production process, have a low volume yield on throughput but carry a premium sales price.

Toledo Refinery. The benchmark refining margin for the Toledo refinery is calculated by assuming that four barrels of benchmark WTI crude oil are converted into three barrels of gasoline, one-half barrel of ULSD and one-half barrel of jet fuel. We calculate this refining margin using the Chicago market values of gasoline and ULSD and the United States Gulf Coast value of jet fuel against the market value of WTI crude oil and refer to this benchmark as the WTI (Chicago) 4-3-1 benchmark refining margin. Our Toledo refinery has a product slate of approximately 52% gasoline, 36% distillate (comprised of jet fuel and ULSD), 5% high-value petrochemicals (including nonene, tetramer, benzene, xylene and toluene) with the remaining portion of the product slate comprised of lower-value products (5% LPGs and 2% other). For this reason, we believe the WTI (Chicago) 4-3-1 is an appropriate benchmark industry refining margin. The majority of Toledo revenues are generated off Chicago-based market prices.
The Toledo refinery’s realized gross margin on a per barrel basis has historically differed from the WTI (Chicago) 4-3-1 benchmark refining margin due to the following factors:

•	the Toledo refinery processes a slate of domestic sweet and Canadian synthetic crude oil. Historically, Toledo’s blended average crude costs have been higher than the market value of WTI crude oil;

•	the Toledo refinery configuration enables it to produce more barrels of product than throughput which generates a pricing benefit; and

•	the Toledo refinery generates a pricing benefit on some of its refined products, primarily its petrochemicals.
Chalmette Refinery. The benchmark refining margin for the Chalmette refinery is the LLS (Gulf Coast) 2-1-1 crack spread, which is a benchmark that approximates the per barrel refining margin resulting from processing two barrels of crude oil to produce one barrel of gasoline and one barrel of ultra-low sulfur diesel. We calculate this refining margin using the US Gulf Coast Conventional market value of gasoline and ultra-low sulfur diesel against the market value of LLC crude oil and refer to this benchmark as the LLS (Gulf Coast) 2-1-1 benchmark refining margin. Our Chalmette refinery has a product slate of approximately 55% gasoline, 33% distillate (comprised of ULSD, LSD, Heating Oil, and light crude oil), 5% high-value petrochemicals (including benzene and xylenes) with the remaining portion of the product slate comprised of lower-value products (3% petroleum coke, 3% LPGs and 1% other). For this reason, we believe the LLS (Gulf Coast) 2-1-1 is an appropriate benchmark industry refining margin. The majority of Chalmette revenues are generated off Gulf Coast-based market prices.

Results of Operations
The tables below reflect our consolidated financial and operating highlights for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands, except per share data). Effective with the completion of the PBFX Offering in May 2014, we operate in two reportable business segments: Refining and Logistics. Our four oil refineries, excluding the assets owned by PBFX, are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that operates logistical assets such as crude oil and refined petroleum products terminals, pipelines and storage facilities. PBFX’s operations are aggregated into the Logistics segment. Prior to the PBFX Offering, DCR West Rack Acquisition, Toledo Storage Facility Acquisition and the Delaware City Products Pipeline and Truck Rack Acquisition, PBFX’s assets were operated within the refining operations of our Delaware City and Toledo refineries and were not considered to be a separate reportable segment. We did not analyze our results by individual segments as our Logistics segment does not have any third party revenue and substantially all of its operating results eliminate in consolidation. Additionally, third party expenses attributable directly to the Logistics segment are immaterial to our consolidated operating results.

	Year Ended December 31,
	2015	2014	2013
Revenue	$13,123,929	$19,828,155	$19,151,455
Cost of sales, excluding depreciation	11,481,614	18,471,203	17,803,314
	1,642,315	1,356,952	1,348,141
Operating expenses, excluding depreciation	904,525	883,140	812,652
General and administrative expenses	180,310	146,592	95,794
Gain on sale of asset	(1,004)	(895)	(183)
Depreciation and amortization expense	197,417	180,382	111,479
Income from operations	361,067	147,733	328,399
Change in fair value of catalyst leases	10,184	3,969	4,691
Interest expense, net	(109,411)	(100,352)	(94,057)
Income before income taxes	261,840	51,350	239,033
Income tax expense	648	—	—
Net income	261,192	51,350	239,033
Less: net income attributable to noncontrolling interest	34,880	14,740	—
Net income attributable to PBF Energy Company LLC	$226,312	$36,610	$239,033

Gross margin	$571,524	$308,399	$436,867

Operating Highlights

	Year Ended December 31,
	2015	2014	2013
Key Operating Information
Production (barrels per day in thousands)	511.9	452.1	451.0
Crude oil and feedstocks throughput (barrels per day in thousands)	516.4	453.1	452.8
Total crude oil and feedstocks throughput (millions of barrels)	188.4	165.4	165.3
Operating expense, excluding depreciation, per barrel of throughput	$4.72	$5.34	$4.92

Crude and feedstocks (% of total throughput) (1):
Heavy Crude	14%	14%	15%
Medium Crude	49%	44%	42%
Light Crude	26%	33%	35%
Other feedstocks and blends	11%	9%	8%
Total throughput	100%	100%	100%

Yield (% of total throughput):
Gasoline and gasoline blendstocks	49%	47%	46%
Distillates and distillate blendstocks	35%	36%	37%
Lubes	1%	2%	2%
Chemicals	3%	3%	3%
Other	12%	12%	12%
Total yield	100%	100%	100%
——————————
(1) We define heavy crude oil as crude oil with American Petroleum Institute (API) gravity less than 24 degrees. We define medium crude oil as crude oil with API gravity between 24 and 35 degrees. We define light crude oil as crude oil with API gravity higher than 35 degrees.

The table below summarizes certain market indicators relating to our operating results as reported by Platts.

	Year Ended December 31,
	2015	2014	2013
	(dollars per barrel, except as noted)
Dated Brent Crude	$52.56	$98.95	$108.66
West Texas Intermediate (WTI) crude oil	$48.71	$93.28	$97.99
Light Louisiana Sweet (LLS) crude oil	$52.36	$96.92	$107.31
Crack Spreads
Dated Brent (NYH) 2-1-1	$16.35	$12.92	$12.34
WTI (Chicago) 4-3-1	$17.91	$15.92	$20.09
LLS (Gulf Coast) 2-1-1	$14.39	$16.95	11.54
Crude Oil Differentials
Dated Brent (foreign) less WTI	$3.85	$5.66	$10.67
Dated Brent less Maya (heavy, sour)	$8.45	$13.08	$11.38
Dated Brent less WTS (sour)	$3.59	$11.62	$13.31
Dated Brent less ASCI (sour)	$4.57	$6.49	$6.67
WTI less WCS (heavy, sour)	$11.87	$19.45	$24.62
WTI less Bakken (light, sweet)	$2.89	$5.47	$5.12
WTI less Syncrude (light, sweet)	$(1.45)	$2.25	$0.63
Natural gas (dollars per MMBTU)	$2.63	$4.26	$3.73

2015 Compared to 2014
Overview— Net income for PBF LLC was $261.2 million for the year ended December 31, 2015 compared to $51.4 million for the year ended December 31, 2014. Net income attributable to PBF LLC was $226.3 million for the year ended December 31, 2015 compared to net income attributable to PBF LLC of $36.6 million for the year ended December 31, 2014.  The net income or loss attributable to PBF LLC includes PBF LLC’s equity interest in its operating subsidiaries’ net income.
Our results for the year ended December 31, 2015 were negatively impacted by a non-cash special item consisting of a pre-tax inventory LCM adjustment of approximately $427.2 million whereas our results for the year ended December 31, 2014 were negatively impacted by a pre-tax inventory LCM adjustment of approximately $690.1 million. These LCM charges were recorded due to significant declines in the price of crude oil and refined products in 2015 and 2014. Our throughput rates during the year ended December 31, 2015 compared to December 31, 2014 were higher due to the acquisition of the Chalmette refinery on November 1, 2015 as well as an approximate 40-day plant-wide planned turnaround at our Toledo Refinery completed in the fourth quarter of 2014. Our results for the year ended December 31, 2015 were positively impacted by higher throughput volumes, lower non-cash special items for LCM charges and higher crack spreads for the East Coast and in the Mid-Continent partially offset by unfavorable movements in certain crude differentials.
Revenues— Revenues totaled $13.1 billion for the year ended December 31, 2015 compared to $19.8 billion for the year ended December 31, 2014, a decrease of approximately $6.7 billion or 33.8%. For the year ended December 31, 2015, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 330,700 bpd and 153,800 bpd, respectively. For the period from its acquisition on November 1, 2015 through December 31, 2015, our Gulf Coast refinery’s throughput averaged 190,800 bpd. For the year ended December 31, 2014, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 325,300 bpd and 127,800 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2015 compared to 2014 was primarily due to higher run rates, as a result of favorable market economics partially offset by unplanned downtime at our Delaware City refinery in 2015. The increase in throughput rates at our Mid-Continent refinery in 2015 compared to 2014 was primarily due an approximate 40-day plant-wide planned turnaround completed in the fourth quarter of 2014. For the year ended December 31, 2015, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 366,100 bpd and 162,600 bpd, respectively. For the year ended December 31, 2014, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 350,800 bpd and 144,100 bpd, respectively. For the period from its acquisition on November 1, 2015 through December 31, 2015, the total product barrels sold at our Gulf Coast refinery averaged 216,100 bpd. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $571.5 million, or $3.03 per barrel of throughput, for the year ended December 31, 2015, compared to $308.4 million, or $1.86 per barrel of throughput, for the year ended December 31, 2014, an increase of $263.1 million. Excluding the impact of special items for LCM charges, gross margin was relatively consistent with prior year.
Average industry refining margins in the U.S. Mid-Continent were generally improved during the year ended December 31, 2015, as compared to the same period in 2014. The WTI (Chicago) 4-3-1 industry crack spread was approximately $17.91 per barrel, or 12.5% higher, in the year ended December 31, 2015, as compared to the same period in 2014. The price of WTI versus Dated Brent and other crude discounts narrowed during the year ended December 31, 2015, and our refinery specific crude slate in the Mid-Continent faced an adverse WTI/Syncrude differential, which averaged a premium of $1.45 per barrel for the year ended December 31, 2015 as compared to a discount of $2.25 per barrel in the same period in 2014.
The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $16.35 per barrel, or 26.5% higher, in the year ended December 31, 2015, as compared to the same period in 2014. However, the WTI/Dated Brent differential was $1.81 lower in the year ended December 31, 2015, as compared to the same period in 2014, and the WTI/Bakken differential was $2.58 per barrel less favorable for the same periods. The Dated Brent/Maya differential was approximately $4.63 per barrel less favorable in the year ended December 31, 2015 as compared to the same period in 2014. Additionally, the decrease in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, had a negative impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil. However, the lower flat price of crude oil during 2015 as compared to 2014 resulted in improved margins on certain lower value products we produce.
Operating Expenses— Operating expenses totaled $904.5 million for the year ended December 31, 2015 compared to $883.1 million, or $5.34 per barrel of throughput, for the year ended December 31, 2014, an increase of $21.4 million, or 2.4%. Of the total $904.5 million of operating expenses, approximately $889.4 million, or $4.72 per barrel of throughput, related to expenses incurred by the Refining segment, while the remaining $15.1 million related to expenses incurred by the Logistics segment. The increase in operating expenses is mainly attributable to an increase of approximately $45.8 million in maintenance costs primarily driven by the Chalmette Acquisition in 2015 and general repairs at the Delaware City and Paulsboro refineries, an increase of $17.3 million in employee compensation primarily driven by additional headcount and $14.9 million of increased catalyst and chemicals costs partially offset by reduced energy costs of $64.4 million due to lower natural gas prices. Although operating expenses increase on an overall basis, refinery operating expenses per barrel decreased as a result of higher throughput volumes. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries. The operating expenses related to the Logistics segment consist of costs related to the operation and maintenance of PBFX’s assets subsequent to the PBFX Offering and asset acquisitions from PBF Energy.

General and Administrative Expenses— General and administrative expenses totaled $180.3 million for the year ended December 31, 2015, compared to $146.6 million for the year ended December 31, 2014, an increase of $33.7 million or 23.0%. The increase in general and administrative expenses primarily relates to higher employee compensation expense of $13.3 million, mainly related to higher headcount and incentive compensation, higher equity compensation expense of $4.4 million, higher outside services fees of $3.0 million related to professional, legal and engineering consultants attributable to the Chalmette Acquisition and higher expenses associated with PBFX. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Gain on Sale of Assets— Gain on sale of assets for the year ended December 31, 2015 was $1.0 million which related to the sale of railcars which were subsequently leased back to us, compared to a gain of $0.9 million for the year ended December 31, 2014, for the sale of railcars.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $197.4 million for the year ended December 31, 2015, compared to $180.4 million for the year ended December 31, 2014, an increase of $17.0 million. The increase was largely driven by our increased fixed asset base due to capital projects and turnarounds completed during 2014 and 2015 as well as the acquisition of the Chalmette refinery in 2015. These general increases were partially offset by reduction in impairment charges. In 2014, we recorded a $28.5 million impairment related to an abandoned capital project at our Delaware City refinery during that year whereas we did not record any significant impairment charges in the year ended December 31, 2015.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $10.2 million for the year ended December 31, 2015, compared to a gain of $4.0 million for the year ended December 31, 2014. These gains relate to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to return or repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $109.4 million for the year ended December 31, 2015, compared to $100.4 million for the year ended December 31, 2014, an increase of $9.0 million. This increase is mainly attributable to higher interest costs associated with the issuance of the PBFX Senior Notes in May 2015, partially offset by the termination of our crude and feedstock supply agreement with MSCG, effective July 31, 2014. Interest expense includes interest on long-term debt including the Senior Secured Notes, the PBFX Senior Notes and credit facilities, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreement with Statoil up to its expiration on December 31, 2015, financing costs associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
Income Tax Expense— As PBF LLC is a limited liability company treated as a “flow-through” entity for income tax purposes our consolidated financial statements do not include a benefit or provision for income taxes for the years ended December 31, 2015 and 2014 apart from the income tax attributable to two subsidiaries of Chalmette Refining that are treated as C-Corporations for income tax purposes.
Noncontrolling Interests— As a result of the initial public offering of PBFX and PBF Holding’s acquisition of Chalmette Refining, the Company records a noncontrolling interest for the economic interests in PBFX held by the public unit holders of PBFX, and with respect to the consolidation of PBF Holding, the Company records a 20% noncontrolling interest for the ownership interest in two subsidiaries of Chalmette Refining held by a third party. The total noncontrolling interest on the consolidated statement of operations represents the portion of the Company’s earnings or loss attributable to the economic interests held by the public common unit holders of PBFX and by the third party holder of Chalmette Refining’s subsidiaries. The total noncontrolling interest on the balance sheet represents the portion of the Company’s net assets attributable to the economic interests held by the public common unit holders of PBFX and by the third party holder of Chalmette Refining’s subsidiaries.

2014 Compared to 2013
Overview—Net income for PBF LLC was $51.4 million for the year ended December 31, 2014 compared to $239.0 million for the year ended December 31, 2013. Net income attributable to PBF LLC was $36.6 million for the year ended December 31, 2014 compared to net income attributable to PBF LLC of $239.0 million for the year ended December 31, 2013. The net income attributable to PBF LLC includes PBF LLC’s equity interest in its operating subsidiaries’ net income.
Our results for the year ended December 31, 2014 were negatively impacted by a non-cash special item consisting of an inventory LCM charge of approximately $690.1 million due to a significant decline in the price of crude oil and refined products during the second half of 2014 into early 2015. Our throughput rates during the year ended December 31, 2014 compared to December 31, 2013 were relatively flat. The throughput rates during 2014 in the Mid-Continent were affected by an approximate 40-day plant-wide planned turnaround at our Toledo Refinery completed in the fourth quarter of 2014. On January 31, 2013 there was a brief fire within the fluid catalytic cracking complex at the Toledo refinery that resulted in that unit being temporarily shutdown. The refinery resumed running at planned rates on February 18, 2013. During the fourth quarter of 2013, our Delaware City Refinery was impacted by 40-day planned turnaround of the coker unit. Excluding the impact of the LCM charge of $690.1 million, our results for the year ended December 31, 2014 were positively impacted by higher throughput volumes, favorable movements in certain crude differentials and lower costs related to compliance with the RFS partially offset unfavorable movements in certain product margins and lower crack spreads in the Mid-Continent, higher energy costs and an impairment charge of $28.5 million.
Revenues— Revenues totaled $19.8 billion for the year ended December 31, 2014 compared to $19.2 billion for the year ended December 31, 2013, an increase of $0.7 billion, or 3.5%. For the year ended December 31, 2014, the total throughput rates in the East Coast and Mid-Continent refineries averaged approximately 325,300 bpd and 127,800 bpd, respectively. For the year ended December 31, 2013, the total throughput rates at our East Coast and Mid-Continent refineries averaged approximately 310,300 bpd and 142,500 bpd, respectively. The increase in throughput rates at our East Coast refineries in 2014 compared to 2013 was primarily due to higher run rates, favorable economics and planned downtime at our Delaware City refinery in 2013. The decrease in throughput rates at our Mid-Continent refinery in 2014 compared to 2013 was primarily due to an approximate 40-day plant-wide planned turnaround completed in the fourth quarter of 2014. For the year ended December 31, 2014, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 350,800 bpd and 144,100 bpd, respectively. For the year ended December 31, 2013, the total refined product barrels sold at our East Coast and Mid-Continent refineries averaged approximately 307,600 bpd and 153,700 bpd, respectively. Total refined product barrels sold were higher than throughput rates, reflecting sales from inventory as well as sales and purchases of refined products outside the refinery.
Gross Margin— Gross margin, including refinery operating expenses and depreciation, totaled $308.4 million, or $1.86 per barrel of throughput, for the year ended December 31, 2014, compared to $436.9 million, or $2.64 per barrel of throughput, for the year ended December 31, 2013, a decrease of $128.5 million. Excluding the impact of special items for LCM charges, gross margin increased due to higher throughput rates, favorable movements in certain crude differentials, and lower costs of compliance with Renewable Fuels Standard. Gross margin was impacted by a non-cash LCM charge of approximately $690.1 million resulting from the significant decrease in crude oil and refined product prices during the second half of 2014 into early 2015.
Average industry refining margins in the U.S. Mid-Continent were generally weaker during the year ended December 31, 2014, as compared to the same period in 2013. The WTI (Chicago) 4-3-1 industry crack spread was approximately $15.92 per barrel or 20.8% lower in the year ended December 31, 2014, as compared to the same period in 2013. While the price of WTI versus Dated Brent and other crude discounts narrowed during the year ended December 31, 2014, our refinery specific crude slate in the Mid-Continent benefited from an improving WTI/Syncrude differential, which averaged a discount of $2.25 per barrel for the year ended December 31, 2014 as compared to $0.63 per barrel in the same period in 2013.

The Dated Brent (NYH) 2-1-1 industry crack spread was approximately $12.92 per barrel, or 4.7%, higher in the year ended December 31, 2014, as compared to the same period in 2013. While the WTI/Dated Brent differential was $5.01 lower in the year ended December 31, 2014, as compared to the same period in 2013, the WTI/Bakken differential was $0.35 per barrel more favorable for the same periods. The Dated Brent/Maya differential was approximately $1.70 per barrel more favorable in the year ended December 31, 2014 as compared to the same period in 2013. While a decrease in the WTI/Dated Brent crude differential can unfavorably impact our East Coast refineries, we significantly increased our shipments of rail-delivered WTI-based crudes from the Bakken and Western Canada, which had the overall effect of reducing the cost of crude oil processed at our East Coast refineries and increasing our gross refining margin and gross margin. Additionally, the increase in the Dated Brent/Maya crude differential, our proxy for the light/heavy crude differential, had a positive impact on our East Coast refineries, which can process a large slate of medium and heavy, sour crude oil that is priced at a discount to light, sweet crude oil.
Operating Expenses— Operating expenses totaled $883.1 million, or $5.34 per barrel of throughput, for the year ended December 31, 2014 compared to $812.7 million, or $4.92 per barrel of throughput, for the year ended December 31, 2013, an increase of $70.4 million, or 8.7%. The increase in operating expenses is mainly attributable to an increase of approximately $42.7 million in energy and utilities costs, primarily driven by higher natural gas prices, an increase of $16.1 million related to employee compensation primarily driven by employee benefit costs, and $1.9 million of higher outside engineering and consulting fees related to refinery maintenance projects. Our operating expenses principally consist of salaries and employee benefits, maintenance, energy and catalyst and chemicals costs at our refineries.
General and Administrative Expenses— General and administrative expenses totaled $146.6 million for the year ended December 31, 2014, compared to $95.8 million for the year ended December 31, 2013, an increase of $50.8 million or 53.0%. The increase in general and administrative expenses primarily relates to higher employee compensation expense of $49.8 million, mainly related to increases in incentive compensation, headcount, and severance costs. Our general and administrative expenses are comprised of the personnel, facilities and other infrastructure costs necessary to support our refineries.
Gain on Sale of Assets— Gain on sale of assets for the year ended December 31, 2014 was $0.9 million which related to the sale of railcars which were subsequently leased back to us, compared to a gain of $0.2 million for the year ended December 31, 2013, for the sale of railcars.
Depreciation and Amortization Expense— Depreciation and amortization expense totaled $180.4 million for the year ended December 31, 2014, compared to $111.5 million for the year ended December 31, 2013, an increase of $68.9 million. The increase was impacted by an impairment charge of $28.5 million related to an abandoned capital project at our Delaware City refinery during the year ended December 31, 2014. In addition, the increase is due to capital projects completed during the year including the expansion of the Delaware City heavy crude rail unloading terminal and additional unloading spots to the dual-loop track light crude rail unloading facility. We also completed turnarounds in late 2013 and early 2014 and other refinery optimization projects at Toledo.
Change in Fair Value of Catalyst Leases— Change in the fair value of catalyst leases represented a gain of $4.0 million for the year ended December 31, 2014, compared to a loss of $4.7 million for the year ended December 31, 2013. This gain relates to the change in value of the precious metals underlying the sale and leaseback of our refineries’ precious metals catalyst, which we are obligated to return or repurchase at fair market value on the lease termination dates.
Interest Expense, net— Interest expense totaled $100.4 million for the year ended December 31, 2014, compared to $94.1 million for the year ended December 31, 2013, an increase of $6.3 million. The increase in interest expense is primarily due to the issuance of the $300.0 million PBFX Term Loan in connection with the PBFX Offering and the related amortization of deferred financing fees as well as higher letter of credit fees. In addition, the increase is also due to borrowings under our revolving credit facilities. Interest expense includes interest on long-term debt, costs related to the sale and leaseback of our precious metals catalyst, interest expense incurred in connection with our crude and feedstock supply agreements with Statoil, financing cost associated with the Inventory Intermediation Agreements with J. Aron, letter of credit fees associated with the purchase of certain crude oils, and the amortization of deferred financing costs.
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
Non-GAAP Financial Measures

Management uses certain financial measures to evaluate our operating performance that are calculated and presented on the basis of methodologies other than in accordance with GAAP (“non-GAAP”). These measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies.
Special Items

The non-GAAP measures presented include gross margin excluding special items. The special items for the periods presented relate to a LCM adjustment. LCM is a GAAP guideline related to inventory valuation that requires inventory to be stated at the lower of cost or market. Our inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) inventory valuation methodology, in which the most recently incurred costs are charged to cost of sales and inventories are valued at base layer acquisition costs. Market is determined based on an assessment of the current estimated replacement cost and net realizable selling price of the inventory. In periods where the market price of our inventory declines substantially, cost values of inventory may exceed market values. In such instances, we record an adjustment to write-down the value of inventory to market value in accordance with the GAAP. In subsequent periods, the value of inventory is reassessed and a LCM adjustment is recorded to reflect the net change in the LCM inventory reserve between the prior period and the current period. Although we believe that non-GAAP financial measures, excluding the impact of special items, provide useful supplemental information to investors regarding the results and performance of our business and allow for more useful period-over-period comparisons, such non-GAAP measures should only be considered as a supplement to, and not as a substitute for, or superior to, the financial measures prepared in accordance with GAAP.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are our cash flows from operations and borrowing availability under our credit facilities, as more fully described below. We believe that our cash flows from operations and available capital resources will be sufficient to meet our and our subsidiaries capital expenditure, working capital, dividend payments, debt service and share repurchase program requirements for the next twelve months. We expect to finance the planned Torrance Acquisition with a combination of cash on hand and proceeds from PBF Energy’s October 2015 Equity Offering and PBF Holding’s 2023 Senior Secured Notes offering. However, our ability to generate sufficient cash flow from operations depends, in part, on petroleum market pricing and general economic, political and other factors beyond our control. We are in compliance with all of the covenants, including financial covenants, for all of our debt agreements.

Cash Flow Analysis
Cash Flows from Operating Activities
Net cash provided by operating activities was $703.3 million for the year ended December 31, 2015 compared to net cash provided by operating activities of $521.3 million for the year ended December 31, 2014. Our operating cash flows for the year ended December 31, 2015 included our net income of $261.2 million, plus net non-cash charges relating to an LCM adjustment of $427.2 million, depreciation and amortization of $207.0 million, the change in the fair value of our inventory repurchase obligations of $63.4 million, pension and other post-retirement benefits costs of $27.0 million, and stock-based compensation of $13.5 million, partially offset by change in the fair value of our catalyst lease of $10.2 million and a gain on the sale of assets of $1.0 million. In addition, net changes in working capital reflected uses of cash of $284.8 million driven by inventory purchases and timing of liability payments. Our operating cash flows for the year ended December 31, 2014 included our net income of $51.4 million, plus net non-cash charges relating to an LCM adjustment of $690.1 million, depreciation and amortization of $188.2 million, pension and other post-retirement benefits of $22.6 million, and stock-based compensation of $7.2 million, partially offset by change in the fair value of our inventory repurchase obligations of $93.2 million, changes in the fair value of our catalyst lease of $4.0 million, and a gain on sales of assets of $0.9 million. In addition, net changes in working capital reflected uses of cash of $340.1 million driven by the timing of inventory purchases and timing of accounts payables payments.
Net cash provided by operating activities was $521.3 million for the year ended December 31, 2014 compared to net cash provided by operating activities of $292.3 million for the year ended December 31, 2013. Our operating cash flows for the year ended December 31, 2013 included our net income of $239.0 million, plus net non-cash charges relating to depreciation and amortization of $118.0 million, pension and other post-retirement benefits of $16.7 million and stock-based compensation of $3.8 million, partially offset by changes in fair value of our inventory repurchase obligations of $20.5 million, change in the fair value of our catalyst lease of $4.7 million and a gain on sales of assets of $0.2 million. In addition, net changes in working capital reflected uses of cash of $59.8 million driven by the timing of inventory purchases and collections of accounts receivables as well as payments associated with the termination of the MSCG offtake and Statoil supply agreements.
Cash Flows from Investing Activities
Net cash used in investing activities was $812.1 million for the year ended December 31, 2015 compared to $663.6 million for the year ended December 31, 2014. The net cash flows used in investing activities for the year ended December 31, 2015 was comprised of $565.3 million used in the acquisition of the Chalmette refinery, capital expenditures totaling $354.0 million, expenditures for turnarounds of $53.6 million, and expenditures for other assets of $8.2 million, partially offset by $168.3 million in proceeds from the sale of railcars and net purchases of marketable securities of $0.7 million. Net cash used in investing activities for the year ended December 31, 2014 was comprised of capital expenditures totaling $476.4 million, net purchases of marketable securities of $234.9 million, expenditures for turnarounds of $137.7 million, and expenditures for other assets of $17.3 million, partially offset by $202.7 million in proceeds from the sale of railcars.
Net cash used in investing activities was $663.6 million for the year ended December 31, 2014 compared to net cash used in investing activities of $313.3 million for the year ended December 31, 2013. Net cash used in investing activities for the year ended December 31, 2013 consisted primarily of capital expenditures totaling $318.4 million, expenditures for turnarounds of $64.6 million, primarily at our Toledo refinery and expenditures for other assets of $32.7 million, partially offset by $102.4 million in proceeds from the sale of assets.
Cash Flows from Financing Activities
Net cash provided by financing activities was $679.9 million for the year ended December 31, 2015 compared to net cash provided by financing activities of $433.1 million for the year ended December 31, 2014. For the year ended December 31, 2015, net cash provided by financing activities consisted primarily of $500.0 million in proceeds from the 2023 Senior Secured Notes, $350.0 million in proceeds from the PBFX Senior Notes, $345.0 million in proceeds from the October 2015 Equity Offering, $104.9 million in proceeds from the intercompany loan with PBF Energy and $30.1 million in net proceeds from the Rail Facility, partially offset by distributions to PBF LLC members of $350.7 million, net repayments on the PBFX Revolving Credit Facility of $250.6 million, distributions to PBFX public unitholders of $22.8 million, deferred financing charges and other of $17.2 million, treasury stock purchases totaling $8.1 million, and net repayments of the PBFX Term Loan of $0.7 million. For the year ended December 31, 2014, net cash provided by financing activities consisted primarily of $341.0 million in proceeds from the issuance of PBFX common units, $275.1 million in proceeds from the PBFX Revolver, $234.9 million in net proceeds from the PBFX Term Loan, $90.5 million in proceeds from the intercompany loan with PBF Energy and $37.3 million in net proceeds from the Rail Facility, partially offset by distributions to PBF LLC members of $361.4 million, treasury stock purchases totaling $142.7 million, net repayments of Revolving Loan borrowings of $15.0 million, deferred finance charges and other of $14.0 million, distributions to PBFX public unitholders of $7.4 million, $5.0 million of PBFX offering costs and $0.1 million from the exercise of PBF LLC Series A options and warrants of PBF LLC.
Net cash provided by financing activities was $433.1 million for the year ended December 31, 2014 compared to net cash used in financing activities of $187.9 million for the year ended December 31, 2013. For the year ended December 31, 2013, net cash used in financing activities consisted primarily of distributions of $215.8 million, payments of contingent consideration related to the Toledo acquisition of $21.4 million and $1.0 million for deferred financing costs offset by $15.0 million of net proceeds from revolver borrowings, $14.3 million in proceeds from sale of catalyst and $1.8 million from the exercise of PBF LLC Series A options and warrants.
Credit and Debt Agreements
Senior Secured Notes
On February 9, 2012, PBF Holding and its wholly-owned subsidiary, PBF Finance, issued an aggregate principal amount of $675.5 million of the 2020 Senior Secured Notes. The net proceeds from the offering of approximately $665.8 million were used to repay our Paulsboro Promissory Note in the amount of $150.6 million, our Term Loan Facility in the amount of $123.8 million, our Toledo Promissory Note in the amount of $181.7 million, and to reduce indebtedness under the Revolving Loan.
On November 24, 2015, PBF Holding and PBF Finance Corporation issued $500.0 million in aggregate principal amount of the 2023 Senior Secured Notes. The net proceeds were approximately $490.0 million after deducting the initial purchasers’ discount and offering expenses. The Company intends to use the proceeds for general corporate purposes, including to fund a portion of the purchase price for the pending acquisition of the Torrance refinery and related logistics assets.
The Senior Secured Notes are senior obligations of PBF Holding and payment is jointly and severally guaranteed on a senior secured basis by certain of PBF Holding’s subsidiaries representing substantially all of its present assets. The 2020 Senior Secured Notes are, and the 2023 Senior Secured Notes are initially, secured, subject to certain exceptions and permitted liens, on a first-priority basis by substantially all of the present and future assets of PBF Holding and its subsidiaries (other than assets securing the Revolving Loan), which also constitute collateral securing certain hedging obligations and any existing or future indebtedness which is permitted to be secured on a pari passu basis with the Senior Secured Notes to the extent of the value of the collateral.
At all times after (a) a covenant suspension event (which requires that the 2023 Senior Secured Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s), or (b) a Collateral Fall-Away Event, the 2023 Senior Secured Notes will become unsecured. A “Collateral Fall-Away Event” is defined as the first day on which the 2020 Notes are no longer secured by Liens on the Collateral, whether as a result of having been repaid in full or otherwise satisfied or discharged or as a result of such Liens being released in accordance with definitive documentation governing the 2020 Senior Secured Notes; provided that a Collateral Fall-Away Event shall not occur to the extent any Additional First Lien Obligations (other than Specified Secured

Hedging Obligations) are outstanding at such time (capitalized terms not otherwise defined herein having the meaning set forth in the indenture governing the 2023 Senior Secured Notes).
PBF Holding has optional redemption rights to repurchase all or a portion of the Senior Secured Notes at varying prices no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the Senior Secured Notes have repurchase options exercisable only upon a change in control, certain asset sale transactions, or in event of a default as defined in the indentures. The indentures contain customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the issuers’ and its restricted subsidiaries’ ability to, among other things, incur additional indebtedness or issue certain preferred stock; make equity distributions, pay dividends on or repurchase capital stock or make other restricted payments; enter into transactions with affiliates; create liens; engage in mergers and consolidations or otherwise sell all or substantially all of our assets; designate subsidiaries as unrestricted subsidiaries; make certain investments; and limit the ability of restricted subsidiaries to make payments to PBF Holding. These covenants are subject to a number of important exceptions and qualifications. Many of these covenants will cease to apply or will be modified during a covenant suspension event, including when the Senior Secured Notes are rated investment grade. Certain covenants for the 2023 Senior Secured Notes will also be modified following a Collateral Fall-Away Event.
PBF Holding is in compliance with the covenants as of December 31, 2015.
Revolving Loan
In March, August, and September 2012, we amended the Revolving Loan to increase the aggregate size from $500.0 million to $965.0 million. In addition, the Revolving Loan was amended and restated on October 26, 2012 to increase the maximum availability to $1.375 billion, extend the maturity date to October 26, 2017 and amend the borrowing base to include non-U.S. inventory. The agreement was expanded again in December 2012 and November 2013 to increase the maximum availability from $1.375 billion to $1.610 billion. On August 15, 2014, the agreement was amended and restated once more to, among other things, increase the maximum availability to $2.500 billion and extend the maturity to August 2019. In addition, the amended and restated agreement reduced the interest rate on advances and the commitment fee paid on the unused portion of the facility. The amended and restated Revolving Loan includes an accordion feature which allows for aggregate commitments of up to $2.750 billion. In November and December 2015, PBF Holding increased the maximum availability under the Revolving Loan to $2.600 billion and $2.635 billion, respectively, in accordance with its accordion feature. In addition, the amended and restated agreement reduced the interest rate on advances and the commitment fee paid on the unused portion of the facility. On an ongoing basis, the Revolving Loan is available to be used for working capital and other general corporate purposes.
The Revolving Loan contains customary covenants and restrictions on the activities of PBF Holding and its subsidiaries, including, but not limited to, limitations on the incurrence of additional indebtedness; liens, negative pledges, guarantees, investments, loans, asset sales, mergers, acquisitions and prepayment of other debt; distributions, dividends and the repurchase of capital stock; transactions with affiliates; the ability to change the nature of our business or our fiscal year; the ability to amend the terms of the Senior Secured Notes facility documents; and sale and leaseback transactions.
As of December 31, 2015, the Revolving Loan provided for borrowings of up to an aggregate maximum of $2.635 billion, a portion of which was available in the form of letters of credit. The amount available for borrowings and letters of credit under the Revolving Loan is calculated according to a “borrowing base” formula based on (1) 90% of the book value of eligible accounts receivable with respect to investment grade obligors plus (2) 85% of the book value of eligible accounts receivable with respect to non-investment grade obligors plus (3) 80% of the cost of eligible hydrocarbon inventory plus (4) 100% of cash and cash equivalents in deposit accounts subject to a control agreement. The borrowing base is subject to customary reserves and eligibility criteria and in any event cannot exceed $2.635 billion.

Advances under the Revolving Loan plus all issued and outstanding letters of credit may not exceed the lesser of $2.635 billion or the Borrowing Base, as defined in the agreement. The Revolving Loan can be prepaid at any time without penalty. Interest on the Revolving Loan is payable quarterly in arrears, at the option of PBF Holding, either at the Alternate Base Rate plus the Applicable Margin, or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. PBF Holding is required to pay a LC Participation Fee, as defined in the agreement, on each outstanding letter of credit issued under the Revolving Loan ranging from 1.25% to 2.0% depending on the Company’s debt rating, plus a Fronting Fee equal to 0.25%. As of December 31, 2015, there were no outstanding borrowings under the Revolving Loan. Additionally, we had $351.5 million in standby letters of credit issued and outstanding as of that date.
The Revolving Loan has a financial covenant which requires that if at any time Excess Availability, as defined in the agreement, is less than the greater of (i) 10% of the lesser of the then existing Borrowing Base and the then aggregate Revolving Commitments of the Lenders (the “Financial Covenant Testing Amount”), and (ii) $100,000, and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100,000 for a period of 12 or more consecutive days, PBF Holding will not permit the Consolidated Fixed Charge Coverage Ratio, as defined in the agreement and determined as of the last day of the most recently completed quarter, to be less than 1.1 to 1.0. As of December 31, 2015, we were in compliance with all our debt covenants.
PBF Holding’s obligations under the Revolving Loan (a) are guaranteed by each of its domestic operating subsidiaries that are not Excluded Subsidiaries (as defined in the agreement) and (b) are secured by a lien on (x) PBF LLC’s equity interest in PBF Holding and (y) certain assets of PBF Holding and the subsidiary guarantors, including all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the collateral), all accounts receivable, all hydrocarbon inventory (other than the intermediate and finished products owned by J. Aron pursuant to the Inventory Intermediation Agreements) and to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.
PBFX Debt and Credit Facilities
On May 14, 2014, in connection with the closing of the PBFX Offering, PBFX entered into the five-year, $275.0 million PBFX Revolving Credit Facility and the three-year, $300.0 million PBFX Term Loan. The PBFX Revolving Credit Facility was increased from $275.0 million to $325.0 million in December 2014.
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
The PBFX Term Loan was used to fund distributions to PBF LLC and is guaranteed by a guaranty of collection from PBF LLC and secured at all times by cash, U.S. Treasury or other investment grade securities in an amount equal to or greater than the outstanding principal amount of the term loan.
Obligations under the PBFX Revolving Credit Facility are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on PBFX’s assets (including PBFX’s equity interests in Delaware City Terminaling Company LLC) and those of PBFX’s restricted subsidiaries (other than excluded assets and a guaranty of collection from PBF LLC). The PBFX Revolving Credit Facility contains affirmative and negative covenants customary for revolving credit facilities of this nature that, among other things, limit or restrict PBFX’s ability and the ability of its restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, amend material contracts, engage in certain business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets, enter into burdensome agreements or enter into transactions with affiliates on terms that are not arm’s length. The PBFX Term Loan contains affirmative and negative covenants customary for term loans of this nature that, among other things, limit PBFX’s use of the proceeds and restrict PBFX’s ability to incur liens and enter into burdensome agreements. Additionally, PBFX is required to maintain certain financial ratios. PBFX is in compliance with the covenants under the PBFX Revolving Credit Facility and the PBFX Term Loan as of December 31, 2015.
As of December 31, 2015, the PBFX had $24.5 million of borrowings and $2.0 million of letters of credit outstanding under the PBFX Revolving Credit Facility and $234.2 million outstanding under the PBFX Term Loan.
On May 12, 2015, PBFX entered into an indenture among PBF Logistics, PBF Logistics Finance, the Guarantors named therein (certain subsidiaries of PBFX) and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350.0 million in aggregate principal amount of the PBFX Senior Notes. PBF LLC has provided a limited guarantee of collection of the principal amount of the PBFX Senior Notes, but is not otherwise subject to the covenants of the indenture. Of the $350.0 million aggregate principal amount of PBFX Senior Notes, $19.9 million were purchased by certain of PBF Energy’s officers and directors and their affiliates and family members pursuant to a separate private placement transaction. After deducting offering expenses, PBFX received net proceeds of approximately $343.0 million from the PBFX Senior Notes offering.
The PBFX indenture contains customary terms, events of default and covenants for an issuer of non-investment grade debt securities. These covenants include limitations on the Partnership’s and its restricted subsidiaries’ ability to, among other things: (i) make investments, (ii) incur additional indebtedness or issue preferred units, (iii) pay dividends or make distributions on units or redeem or repurchase PBFX subordinated debt, (iv) create liens, (v) incur dividend or other payment restrictions affecting subsidiaries, (vi) sell assets, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. These covenants are subject to a number of important limitations and exceptions. As of December 31, 2015, PBFX is in compliance with these covenants.
PBFX has optional redemption rights to repurchase all or a portion of the PBFX Senior Notes at varying prices no less than 100% of the principal amount of the PBFX Senior Notes, plus accrued and unpaid interest. The holders of the PBFX Senior Notes have repurchase options exercisable only upon a change in control, certain asset dispositions, or in an event of default as defined in the indenture.
Rail Facility Revolving Credit Facility
Effective March 25, 2014, PBF Rail, an indirect wholly-owned subsidiary of PBF Holding, entered into a $250.0 million secured revolving credit agreement. The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of Eligible Railcars. On April 29, 2015, the Rail Facility was amended to, among other things, extend the maturity to April 29, 2017, reduce the total commitment from $250.0 million to $150.0 million, and reduce the commitment fee on the unused portion of the Rail Facility.
The amount available to be advanced under the Rail Facility equals 70.0% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined in the credit agreement. On the first anniversary of the closing, the advance rate adjusts automatically to 65.0%. The Rail Facility matures on April 29, 2017 and all outstanding advances must be repaid at that time. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty.
As of December 31, 2015, there was $67.5 million outstanding under the Rail facility. PBF Rail is in compliance with the covenants as of December 31, 2015.

Cash Balances
As of December 31, 2015, our cash and cash equivalents totaled $938.9 million. We also had $1.5 million in restricted cash, which was included within deferred charges and other assets, net on our balance sheet.
Liquidity
As of December 31, 2015, our total liquidity was approximately $1,538.6 million, compared to total liquidity of approximately $1,109.9 million as of December 31, 2014. Total liquidity is the sum of our cash and cash equivalents plus the amount of availability under the Revolving Loan. As of December 31, 2015, PBFX had additional borrowing capacity under the PBFX Revolving Credit Facility of $298.5 million, which is available to PBFX to fund working capital, acquisitions, distributions and capital expenditures and for other general corporate purposes.
In addition, PBF LLC has borrowing capacity of $82.5 million under the Rail Facility to fund the acquisition of Eligible Railcars.
Equity Repurchases
On August 19, 2014, PBF Energy’s Board of Directors authorized the repurchase of up to $200.0 million of our Series C Units, through the repurchase of PBF Energy’s Class A common stock. On October 29, 2014, PBF Energy’s Board of Directors approved an additional $100.0 million increase to the existing Repurchase Program. The Repurchase Program expires on September 30, 2016. As of December 31, 2015 the Company has purchased approximately 6.05 million of the Company’s Series C Units under the Repurchase Program for $150.8 million through the purchase of PBF Energy’s Class A common stock in open market transactions. The Company currently has the ability to purchase approximately an additional $149.2 million under the approved Repurchased Program.
Working Capital
Working capital for PBF LLC at December 31, 2015 was approximately $1,177.1 million, consisting of $2,619.6 million in total current assets and $1,442.4 million in total current liabilities. Working capital at December 31, 2014 was $586.4 million, consisting of $2,053.8 million in total current assets and $1,467.4 million in total current liabilities. Working capital has increased as a result of the cash proceeds from the issuance of the 2023 Senior Secured Notes.
Crude and Feedstock Supply Agreements
We have acquired crude oil for our Paulsboro and Delaware City refineries under supply agreements whereby Statoil generally purchased the crude oil requirements for each refinery on our behalf and under our direction. Our agreements with Statoil for Paulsboro and Delaware City were terminated effective March 31, 2013 and December 31, 2015, respectively, at which time we began to source Paulsboro’s and Delaware City’s crude oil and feedstocks independently. Additionally, for our purchases of crude oil under our agreement with Saudi Aramco, similar to our purchases of other foreign waterborne crudes, we posted letters of credit and arranged for shipment. We paid for the crude when we were invoiced and the letters of credit were lifted.
We had a similar supply agreement with MSCG, which was terminated effective July 31, 2014, to supply the crude oil requirements for our Toledo refinery, under which we took title to MSCG’s crude oil at certain interstate pipeline delivery locations. Payment for the crude oil under the Toledo supply agreement was due three days after it was processed by us or sold to third parties. We did not have to post letters of credit for these purchases and the Toledo supply agreement allowed us to price and pay for our crude oil as it was processed, which reduced the time we were exposed to market fluctuations. We recorded an accrued liability at each period-end for the amount we owed MSCG for the crude oil that we owned but had not processed. Subsequent to the term of the MSCG supply agreement, we have sourced all our Toledo crude oil needs independently, which has increased the volumes of crude oil we own.

We have crude and feedstock supply agreements with PDVSA to supply 40,000 to 60,000 bpd of crude oil that can be processed at any of our East and Gulf Coast refineries.
Inventory Intermediation Agreements
We entered into two separate Inventory Intermediation Agreements with J. Aron on June 26, 2013, which commenced upon the termination of the product offtake agreements with MSCG. On May 29, 2015, we entered into amended and restated inventory intermediation agreements with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products produced by the Paulsboro and Delaware City refineries, respectively, and delivered into tanks at the refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries’ tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell independently to third parties.
At December 31, 2015, the LIFO value of intermediates and finished products owned by J. Aron included within inventory on our balance sheet was $411.4 million. We accrue a corresponding liability for such intermediates and finished products.
Capital Spending
Net capital spending, excluding the Chalmette Acquisition, was $247.5 million for the year ended December 31, 2015, which primarily included turnaround costs, safety related enhancements and facility improvements at the refineries.
The Chalmette Acquisition closed on November 1, 2015. The purchase price was $322.0 million plus estimated inventory and working capital of $243.3 million, which is subject to final valuation upon agreement of both parties. The transaction was financed through a combination of cash on hand and borrowings under our Revolving Loan.
We also entered into a Sales and Purchase Agreement to purchase the ownership interest of the Torrance refinery, and related logistic assets. The purchase price for the Torrance Acquisition is $537.5 million in cash, plus inventory and working capital to be valued at closing. The purchase price is also subject to other customary purchase price adjustments. The Torrance Acquisition is expected to close in the second quarter of 2016, subject to satisfaction of customary closing conditions. We expect to finance the transaction with a combination of cash on hand and proceeds from PBF Energy's October 2015 Equity Offering and 2023 Senior Secured Notes offering.
We currently expect to spend an aggregate of approximately between $475.0 to $500.0 million in net capital expenditures during 2016 for facility improvements and refinery maintenance and turnarounds, excluding any potential capital expenditures related to the pending Torrance Acquisition and PBFX Plains Asset Purchase. Significant capital spending plans for 2016 include turnarounds for the coker at our Delaware City refinery and the FCC at our Paulsboro refinery, as well as expenditures to meet Tier 3 requirements.

Contractual Obligations and Commitments
The following table summarizes our material contractual payment obligations as of December 31, 2015. The table below does not include any contractual obligations with PBFX as these related party transactions are eliminated upon consolidation of our financial statements.

	Payments due by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Long-term debt (a)	$2,098,117	$17,252	$530,865	$700,000	$850,000
Interest payments on debt facilities (a)	739,989	126,225	246,086	202,522	165,156
Delaware Economic Development Authority Loan (b)	—	—	—	—	—
Operating Leases (c)	458,358	96,229	173,653	130,193	58,283
Purchase obligations (d):
Crude Supply and Inventory Intermediation Agreements	2,333,615	876,142	731,853	725,620	—
Other Supply and Capacity Agreements	990,365	184,314	285,829	187,075	333,147
Construction obligations	7,400	7,400	—	—	—
Environmental obligations (e)	15,646	2,284	1,946	1,768	9,648
Pension and post-retirement obligations (f)	186,341	11,957	15,111	15,735	143,538
Total contractual cash obligations	$6,829,831	$1,321,803	$1,985,343	$1,962,913	$1,559,772
(a)    Long-term Debt and Interest Payments on Debt Facilities
Long-term obligations represent (i) the repayment of the outstanding borrowings under the Revolving Loan; (ii) the repayment of indebtedness incurred in connection with the Senior Secured Notes; (iii) the repayment of our catalyst lease obligations on their maturity dates; (iv) the repayment of outstanding amounts under the PBFX Revolving Credit Facility, the PBFX Term Loan and the PBFX Senior Notes; (v) the repayment of outstanding amounts under the Rail Facility; and (vi) the repayment of outstanding intercompany notes payable with PBF Energy.
Interest payments on debt facilities include cash interest payments on the Senior Secured Notes, PBFX Term Loan, PBFX Revolving Credit Facility, PBFX Senior Notes, catalyst lease obligations, Rail Facility, our intercompany notes payable with PBF Energy, plus cash payments for the commitment fees on the unused portion on our revolving credit facilities and letter of credit fees on the letters of credit outstanding at December 31, 2015. With the exception of our catalyst leases and outstanding borrowings on the PBFX Revolving Credit Facility, we have no long-term debt maturing before 2017 as of December 31, 2015.
(b)    Delaware Economic Development Authority Loan
The Delaware Economic Development Authority Loan converts to a grant in tranches of $4.0 million annually, starting at the one year anniversary of the Delaware City refinery’s “certified re-start date” provided we meet certain criteria, all as defined in the loan agreement. We expect that we will meet the requirements to convert the loan to a grant and that we will ultimately not be required to repay the $20.0 million loan. Our Delaware Economic Development Authority Loan is further explained in the Delaware Economic Development Authority Loan footnote in our consolidated financial statements, “Item 8. Financial Statements and Supplementary Data.”

(c)    Operating Leases
We enter into operating leases in the normal course of business, some of these leases provide us with the option to renew the lease or purchase the leased item. Future operating lease obligations would change if we chose to exercise renewal options and if we enter into additional operating lease agreements. Certain of our lease obligations contain a fixed and variable component. The table above reflects the fixed component of our lease obligations. The variable component could be significant. Our operating lease obligations are further explained in the Commitments and Contingencies footnote to our financial statements, “Item 8. Financial Statements and Supplementary Data.” We have entered into agreements to lease or purchase 5,900 crude railcars which will enable us to transport this crude to each of our refineries. Any such leases will commence as the railcars are delivered. Of the 5,900 crude railcars, during 2015 and 2014 we purchased 1,122 and 1,403 railcars, respectively, and subsequently sold them to third parties, which have leased the railcars back to us for periods of between five and seven years.

(d)	Purchase Obligations
We have obligations to repurchase crude oil, feedstocks, certain intermediates and refined products under separate crude supply and inventory intermediation agreements with J. Aron and Statoil as further explained in the Summary of Significant Accounting Policies, Inventories and Accrued Expenses footnotes to our financial statements, “Item 8. Financial Statements and Supplementary Data.” Our agreements with Statoil for Paulsboro and Delaware City were terminated effective March 31, 2013 and December 31, 2015, respectively, at which time we began to source Paulsboro’s and Delaware City’s crude oil and feedstocks independently. Additionally, purchase obligations under “Crude Supply and Inventory Intermediation Agreements” include commitments to purchase crude oil from certain counterparties under supply agreements entered into to ensure adequate supplies of crude oil for our refineries. These obligations are based on aggregate minimum volume commitments at 2015 year end market prices.
Payments under “Other Supply and Capacity Agreements” include contracts for the transportation of crude oil and supply of hydrogen, steam, or natural gas to certain of our refineries, contracts for the treatment of wastewater, and contracts for pipeline capacity. We enter into these contracts to facilitate crude oil deliveries and to ensure an adequate supply of energy or essential services to support our refinery operations. Substantially all of these obligations are based on fixed prices. Certain agreements include fixed or minimum volume requirements, while others are based on our actual usage. The amounts included in this table are based on fixed or minimum quantities to be purchased and the fixed or estimated costs based on market conditions as of December 31, 2015.

(e)	Environmental Obligations
In connection with the Paulsboro acquisition, we assumed certain environmental remediation obligations to address existing soil and groundwater contamination at the site and recorded a liability in the amount of $10.4 million which reflects the present value of the current estimated cost of the remediation obligations assumed based on investigative work to-date. The undiscounted estimated costs related to these environmental remediation obligations were $15.6 million as of December 31, 2015.
In connection with the acquisition of the Delaware City assets, the prior owners remain responsible, subject to certain limitations, for certain pre-acquisition environmental obligations, including ongoing soil and groundwater remediation at the site.
In connection with the Delaware City assets and Paulsboro refinery acquisitions, we, along with the seller, purchased two individual ten-year, $75.0 million environmental insurance policies to insure against unknown environmental liabilities at each site.
In connection with the acquisition of Toledo, the seller initially retains, subject to certain limitations, remediation obligations which will transition to us over a 20-year period.

In connection with the acquisition of the Chalmette refinery, the sellers provided $3.9 million financial assurance in the form of a surety bond to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with the EPA. Additionally, the Company purchased a ten year $100.0 million environmental insurance policy to insure against unknown environmental liabilities at the site.
In connection with the acquisition of all four of our refineries, we assumed certain environmental obligations under regulatory orders unique to each site, including orders regulating air emissions from each facility.

(f)	Pension and Post-retirement Obligations
Pension and post-retirement obligations include only those amounts we expect to pay out in benefit payments and are further explained at the Employee Benefit Plans footnote to our financial statements, “Item 8. Financial Statements and Supplementary Data.”
Tax distributions
PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, pro rata in accordance with their respective percentage interests for such period (as determined under the amended and restated limited liability company agreement of PBF LLC), subject to available cash and applicable law and contractual restrictions (including pursuant to our debt instruments) and based on certain assumptions. Generally, these tax distributions will be an amount equal to our estimate of the taxable income of PBF LLC for the year multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses). If, with respect to any given calendar year, the aggregate periodic tax distributions were less than the actual taxable income of PBF LLC multiplied by the assumed tax rate, PBF LLC will make a “true up” tax distribution, no later than March 15 of the following year, equal to such difference, subject to the available cash and borrowings of PBF LLC. As these distributions are conditional they have been excluded from the table above.
PBF Energy Tax Receivable Agreement
PBF Energy used a portion of the proceeds from their IPO to purchase PBF LLC Series A Units from the members of PBF LLC other than PBF Energy. In addition, the members of PBF LLC other than PBF Energy may (subject to the terms of the exchange agreement) exchange their PBF LLC Series A Units for shares of Class A common stock of PBF Energy on a one-for-one basis. As a result of both the purchase of PBF LLC Series A Units and subsequent secondary offerings and exchanges, PBF Energy is entitled to a proportionate share of the existing tax basis of the assets of PBF LLC. Such transactions have resulted in increases in the tax basis of the assets of PBF LLC that otherwise would not have been available. Both this proportionate share and these increases in tax basis may reduce the amount of tax that PBF Energy would otherwise be required to pay in the future. These increases in tax basis have reduced the amount of the tax that PBF Energy would have otherwise been required to pay and may also decrease gains (or increase losses) on the future disposition of certain capital assets to the extent the tax basis is allocated to those capital assets. PBF Energy entered into a tax receivable agreement with the current and former members of PBF LLC other than PBF Energy that provides for the payment by PBF Energy to such members of 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) these increases in tax basis and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. These payment obligations are obligations of PBF Energy and not of PBF LLC or any of its subsidiaries.
PBF Energy expects to obtain funding for these payments by causing its subsidiaries to make cash distributions to PBF LLC, which, in turn, will distribute such amounts, generally as tax distributions, on a pro-rata basis to its owners, which as of December 31, 2014 include the members of PBF LLC other than PBF Energy holding a 4.9% interest and PBF Energy holding a 95.1% interest. The members of PBF LLC other than PBF Energy may continue to reduce their ownership in PBF LLC by exchanging their PBF LLC Series A Units for shares of PBF Energy Class A common stock. Such exchanges may result in additional increases in the tax basis of PBF Energy’s investment in PBF LLC and require PBF Energy to make increased payments under the tax receivable agreement. Required payments under the tax receivable agreement also may increase or become accelerated in certain circumstances, including certain changes of control.
The Contractual Obligations and Commitments Table above does not include tax distributions or other distributions that we expect to make on account of PBF Energy’s obligations under the tax receivable agreement that PBF Energy entered into with the members of PBF LLC other than PBF Energy in connection with PBF Energy’s initial public offering.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of December 31, 2015, other than outstanding letters of credit in the amount of approximately $353.5 million.
During 2015, in aggregate we sold 1,122 of our owned crude railcars and concurrently entered into lease agreements for the same railcars. The lease agreements have varying terms from five to seven years. We received an aggregate cash payment for the railcars of approximately $168.3 million and expect to make payments totaling $99.4 million over the term of the lease for these railcars.
During the year ended December 31, 2015, we had additional railcar leases outstanding with terms of up to 10 years. We expect to make lease payments of $59.6 million over the remaining term of these additional agreements.
Critical Accounting Policies
The following summary provides further information about our critical accounting policies that involve critical accounting estimates and should be read in conjunction with Note 2 to our financial statements, “Item 8. Financial Statements and Supplementary Data.”
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could differ from those estimates.
Revenue and Deferred Revenue
We sell various refined products and recognize revenue related to the sale of products when there is persuasive evidence of an agreement, the sales prices are fixed or determinable, collectability is reasonably assured and when products are shipped or delivered in accordance with their respective agreements. Revenue for services is recorded when the services have been provided.
Prior to July 1, 2013, the Company’s Paulsboro and Delaware City refineries sold light finished products, certain intermediates and lube base oils to MSCG under product offtake agreements with each refinery (the “Offtake Agreements”). As of July 1, 2013, the Company terminated the Offtake Agreements for the Company’s Paulsboro and Delaware City refineries. The Company entered into two separate Inventory Intermediation Agreements with J. Aron on June 26, 2013, which commenced upon the termination of the product offtake agreements with MSCG. On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.

Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products produced by the Paulsboro and Delaware City refineries, respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries’ tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the Products independently to third parties.
Until December 31, 2015, our Delaware City refinery sold and purchased feedstocks under a supply agreement with Statoil. Statoil purchased the refinery’s production of certain feedstocks or purchased feedstocks from third parties on the refinery’s behalf. Legal title to the feedstocks was held by Statoil and the feedstocks were held in the refinery’s storage tanks until they were needed for further use in the refining process. At that time the feedstocks were drawn out of the storage tanks and purchased by us. These purchases and sales were settled monthly at the daily market prices related to those feedstocks. These transactions were considered to be made in the contemplation of each other and, accordingly, did not result in the recognition of a sale when title passed from the refinery to the counterparty. Inventory remained at cost and the net cash receipts resulted in a liability. The Statoil crude supply agreement with our Delaware City refinery terminated effective December 31, 2015, at which time we began to purchase from Statoil the feedstocks owned by them at that date that had been purchased on our behalf. The Statoil crude supply agreement with Paulsboro terminated effective March 31, 2013, at which time we began to purchase from Statoil the feedstocks owned by them at that date that had been purchased on our behalf.
Inventory
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products is determined under the LIFO method using the dollar value LIFO method with increments valued based on average cost during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method.
Our Delaware City refinery acquired a portion of its crude oil from Statoil under our crude supply agreement whereby we took title to the crude oil as it was delivered to our processing units. We had risk of loss while the Statoil inventory was in our storage tanks. We were obligated to purchase all of the crude oil held by Statoil on our behalf upon termination of the agreements. As a result of the purchase obligations, we recorded the inventory of crude oil and feedstocks in the refinery’s storage facilities. The purchase obligations contained derivatives that changed in value based on changes in commodity prices. Such changes were included in our cost of sales. Our agreement with Statoil for our Delaware City refinery terminated effective December 31, 2015, at which time we began to source crude oil and feedstocks internally. Our agreement with Statoil for Paulsboro terminated effective March 31, 2013, at which time we began to source crude oil and feedstocks independently.
Prior to July 31, 2014, our Toledo refinery acquired substantially all of its crude oil from MSCG under a crude oil acquisition agreement whereby we took legal title to the crude oil at certain interstate pipeline delivery locations. We recorded an accrued liability at each period-end for the amount we owed MSCG for the crude oil that we owned but had not processed. The accrued liability was based on the period-end market value, as it represented our best estimate of what we would pay for the crude oil. We terminated this crude oil acquisition agreement effective July 31, 2014 and began to source our crude oil needs independently.
Environmental Matters
Liabilities for future clean-up costs are recorded when environmental assessments and/or clean-up efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable future costs using currently available technology and applying current regulations, as well as our own internal environmental policies. The actual settlement of our liability for environmental matters could materially differ from our estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties.
Business Combinations
We use the acquisition method of accounting for the recognition of assets acquired and liabilities assumed in business combinations at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired. As a result, in the case of significant acquisitions, we obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Long-Lived Assets and Definite-Lived Intangibles
We review our long and finite lived assets for impairment whenever events or changes in circumstances indicate their carrying value may not be recoverable. Impairment is evaluated by comparing the carrying value of the long and finite lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their ultimate disposition. If such analysis indicates that the carrying value of the long and finite lived assets is not considered to be recoverable, the carrying value is reduced to the fair value.
Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Although management would utilize assumptions that it believes are reasonable, future events and changing market conditions may impact management’s assumptions, which could produce different results.
Deferred Turnaround Costs
Refinery turnaround costs, which are incurred in connection with planned major maintenance activities at our refineries, are capitalized when incurred and amortized on a straight-line basis over the period of time estimated until the next turnaround occurs (generally three to five years).
Derivative Instruments
We are exposed to market risk, primarily related to changes in commodity prices for the crude oil and feedstocks we use in the refining process as well as the prices of the refined products we sell. The accounting treatment for commodity contracts depends on the intended use of the particular contract and on whether or not the contract meets the definition of a derivative. Non-derivative contracts are recorded at the time of delivery.
All derivative instruments that are not designated as normal purchases or sales are recorded in our balance sheet as either assets or liabilities measured at their fair values. Changes in the fair value of derivative instruments that either are not designated or do not qualify for hedge accounting treatment or normal purchase or normal sale accounting are recognized in income. Contracts qualifying for the normal purchases and sales exemption are accounted for upon settlement. We elect fair value hedge accounting for certain derivatives associated with our inventory repurchase obligations.
Derivative accounting is complex and requires management judgment in the following respects: identification of derivatives and embedded derivatives; determination of the fair value of derivatives; identification of hedge relationships; assessment and measurement of hedge ineffectiveness; and election and designation of the normal purchases and sales exception. All of these judgments, depending upon their timing and effect, can have a significant impact on earnings.

Recent Accounting Pronouncements
In February 2015, the FASB issued ASU No. 2015-02, “Consolidations (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company early adopted the new standard in its consolidated financial statements and related disclosures, which resulted in a reclassification of $41.3 million and $32.3 million of deferred financing costs from other assets to long-term debt as of December 31, 2015 and December 31, 2014, respectively.
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
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which requires (i) that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, (iii) that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under ASU 2015-16, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2017 with prospective application with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU 2015-17 (Topic 740), “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) which is intended to simplify the presentation of deferred taxes in a classified balance sheet. This guidance states that deferred tax assets and deferred tax liabilities should be presented as noncurrent in a classified statement of financial position. Under ASU 2015-17, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods with early adoption permitted as of the beginning of an annual or interim period after issuance of the ASU. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures and expects to early adopt this guidance for periods beginning after December 31, 2015.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amends how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. ASU 2016-01 also changes certain disclosure requirements and other aspects of current US GAAP but does not change the guidance for classifying and measuring investments in debt securities and loans. Under ASU 2016-01, this guidance becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in certain circumstances. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815) Contingent Put and Call Options in Debt Instruments No. 2016-06 March 2016 a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-06”), to increase consistency in practice in applying guidance on determining if an embedded derivative is clearly and closely related to the economic characteristics of the host contract, specifically for assessing whether call (put) options that can accelerate the repayment of principal on a debt instrument meet the clearly and closely related criterion. The guidance in ASU 2016-06 applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. ASU 2016-06 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
Iran Sanctions Compliance Disclosure
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it may include any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Neither we nor any of our affiliates or subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the reporting period.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks, including changes in commodity prices and interest rates. Our primary commodity price risk is associated with the difference between the prices we sell our refined products and the prices we pay for crude oil and other feedstocks. We may use derivative instruments to manage the risks from changes in the prices of crude oil and refined products, natural gas, interest rates, or to capture market opportunities.
Commodity Price Risk
Our earnings, cash flow and liquidity are significantly affected by a variety of factors beyond our control, including the supply of, and demand for, crude oil, other feedstocks, refined products and natural gas. The supply of and demand for these commodities depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, planned and unplanned downtime in refineries, pipelines and production facilities, production levels, the availability of imports, the marketing of competitive and alternative fuels, and the extent of government regulation. As a result, the prices of these commodities can be volatile. Our revenues fluctuate significantly with movements in industry refined product prices, our cost of sales fluctuates significantly with movements in crude oil and feedstock prices and our operating expenses fluctuate with movements in the price of natural gas. We manage our exposure to these commodity price risks through our supply and offtake agreements as well as through the use of various commodity derivative instruments.
We may use non-trading derivative instruments to manage exposure to commodity price risks associated with the purchase or sale of crude oil and feedstocks, finished products and natural gas outside of our supply and offtake agreements. The derivative instruments we use include physical commodity contracts and exchange-traded and over-the-counter financial instruments. We mark-to-market our commodity derivative instruments and recognize the changes in their fair value in our statements of operations.
At December 31, 2015 and 2014, we had gross open commodity derivative contracts representing 44.2 million barrels and 49.3 million barrels, respectively, with an unrealized net gain (loss) of $46.1 million and $31.2 million, respectively. The open commodity derivative contracts as of December 31, 2015 expire at various times during 2016.
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our hydrocarbon inventories totaled approximately 26.8 million barrels and 18.6 million barrels at December 31, 2015 and December 31, 2014, respectively. The average cost of our hydrocarbon inventories was approximately $83.55 and $94.29 per barrel on a LIFO basis at December 31, 2015 and December 31, 2014, respectively, excluding the impact of LCM adjustments of approximately $1,117.3 million and $690.1 million, respectively. During 2015 and 2014, the market prices of our inventory declined to a level below our average cost and we wrote down the carrying value of our hydrocarbon inventories to market.
Our predominant variable operating cost is energy, which is comprised primarily of natural gas and electricity. We are therefore sensitive to movements in natural gas prices. Assuming normal operating conditions, we annually consume a total of approximately 52 million MMBTUs of natural gas amongst our four refineries. Accordingly, a $1.00 per MMBTU change in natural gas prices would increase or decrease our natural gas costs by approximately $52 million.
Compliance Program Price Risk
We are exposed to market risks related to the volatility in the price of RINs required to comply with the Renewable Fuel Standard. Our overall RINs obligation is based on a percentage of our domestic shipments of on-road fuels as established by the EPA. To the degree we are unable to blend the required amount of biofuels to satisfy our RINs obligation, we must purchase RINs on the open market. To mitigate the impact of this risk on our results of operations and cash flows we may purchase RINs when the price of these instruments is deemed favorable.
Interest Rate Risk
The maximum availability under our Revolving Loan is $2.6 billion. Borrowings under the Revolving Loan bear interest either at the Alternative Base Rate plus the Applicable Margin or at the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the Revolving Loan. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company’s debt rating. If this facility were fully drawn, a one percent change in the interest rate would increase or decrease our interest expense by approximately $26.0 million annually.
During 2014, we entered into the PBFX Revolving Credit Facility and the PBFX Term Loan which bear interest at a variable rate and expose us to interest rate risk. A 1.0% change in the interest rate associated with the borrowings outstanding under these facilities would result in a $4.5 million change in our interest expense, assuming we were to borrow all $325.0 million available under our PBFX Revolving Credit Facility and the outstanding balance of our PBFX Term Loan was $234.2 million.
In addition, we entered into the Rail Facility in 2014 which bears interest at a variable rate and exposes us to interest rate risk. Maximum availability under the Rail Facility is $150.0 million. A 1.0% change in the interest rate associated with the borrowings outstanding under this facility would result in a $1.5 million change in our interest expense, assuming the $150.0 million available under the Rail Facility were fully drawn.
We also have interest rate exposure in connection with our J. Aron Inventory Intermediation Agreements under which we pay a time value of money charge based on LIBOR.
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our counterparties. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.
Concentration Risk
For the year ended December 31, 2015 and December 31, 2014, no single customer accounted for 10% or more of our total sales.
Only one customer, ExxonMobil, accounted for 10% or more of our total trade accounts receivable as of December 31, 2015. Following the Chalmette Acquisition on November 1, 2015, ExxonMobil and its affiliates represented approximately 18% of our total trade accounts receivable as of December 31, 2015.
No single customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
On November 1, 2015, we completed the acquisition of Chalmette Refining. We are in the process of integrating Chalmette Refining’s operations, including internal controls over financial reporting and, therefore, management’s evaluation and conclusion as to the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K excludes any evaluation of the internal control over financial reporting of Chalmette Refining. We expect the integration of Chalmette Refining’s operations, including internal controls over financial reporting to be complete in the year ending December 31, 2016. Chalmette Refining accounts for 8% of the Company’s total assets and 5% of total revenues of the Company as of and for the year ended December 31, 2015.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on such assessment, we conclude that as of December 31, 2015, the Company’s internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as permitted by Item 308(b) of Regulation S-K for non-accelerated filers.
Changes in Internal Control Over Financial Reporting
On November 1, 2015, we completed the acquisition of the Chalmette Refinery. We are in the process of integrating Chalmette’s operations, including internal controls over financial reporting. There has been no other change in our internal controls over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over our financial reporting.
ITEM 9B.  OTHER INFORMATION
None.
PART III
Explanatory Note:
PBF Energy is the sole managing member of PBF LLC. Our directors and executive officers are the executive officers of PBF Energy. The compensation paid to these executive officers is for services provided to both entities (i.e., they are not separately compensated for their services as an officer or director of PBF LLC). PBF LLC does not file a proxy statement. If the information were required it would be identical (other than as expressly set forth below) to the information contained in Items 10, 11, 12, 13 and 14 of the Annual Report on Form 10-K of PBF Energy that will appear in the Proxy Statement of PBF Energy furnished to its stockholders in connection with its 2016 Annual Meeting. Such information is incorporated by reference in this Annual Report on Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
PBF Energy is our sole managing member and operates and controls all of our business and affairs. PBF Energy’s board of directors currently has eleven members, two of whom are PBF Energy’s Executive Chairman, Thomas D. O’Malley, and, our Chief Executive Officer, Thomas J. Nimbley, while the other nine are non-management directors. The board of directors of PBF Energy has determined that all of the non-management directors meet the independence requirements of the NYSE listing standards as set forth in the NYSE Listed Company Manual: Spencer Abraham, Jefferson F. Allen, Wayne A. Budd, S. Eugene Edwards, William Hantke, Dennis M. Houston, Edward F. Kosnik, Robert J. Lavinia and Eija Malmivirta.
The information required under this Item will be contained in PBF Energy’s 2016 Proxy Statement, incorporated herein by reference.
PBF Energy has adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on our website at www.pbfenergy.com under the heading “Investors”. Any amendments to the Code of Business Conduct and Ethics or any grant of a waiver from the provisions of the Code of Business Conduct and Ethics requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on the Company’s website.
See also Executive Officers of the Registrant under “Item 1. Business” of this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
Information required under this Item will be contained in PBF Energy’s 2016 Proxy Statement, incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
As of December 31, 2015, 95.1% of the membership interests of PBF LLC were owned by PBF Energy and the remaining economic interests were held by the members of PBF LLC, other than PBF Energy. Refer to Note 16 “Members’ Equity Structure” of our Notes to Consolidated Financial Statements.
The stockholders of PBF Energy may be deemed to beneficially own an interest in our membership interests by virtue of their beneficial ownership of shares of PBF Energy Class A common stock of PBF Energy. PBF Energy reports separately on the beneficial ownership of its officers, directors and significant stockholders. For additional information, we refer you to PBF Energy’s 2016 Proxy Statement, which is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Refer to Note 14 “Related Party Transactions” and Note 24 “Subsequent Events” of our Notes to Consolidated Financial Statements.
For additional information, we refer you to PBF Energy’s 2016 Proxy Statement, which is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Deloitte & Touche LLP (“Deloitte”) is our independent registered public accounting firm. Our audit fees are determined as part of the overall audit fees for PBF Energy and are approved by the audit committee of the board of directors of PBF Energy. PBF Energy reports separately on the fees and services of its principal accountants. For additional information, we refer you to PBF Energy’s 2016 Proxy Statement, which is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)   1. Financial Statements. The consolidated financial statements of PBF Energy Company LLC and subsidiaries, required by Part II, Item 8, are included in Part IV of this report. See Index to Consolidated Financial Statements beginning on page F-1.
2. Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.
3. Exhibits. Filed as part of this Annual Report on Form 10-K are the following exhibits:

Number	Description

2.1
Sale and Purchase Agreement by and between PBF Holding Company LLC and ExxonMobil Oil Corporation and its subsidiary, Mobil Pacific Pipeline Company as of September 29, 2015.(Incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 1, 2015 (File No. 001-35764))

2.2
Sale and Purchase Agreement by and between PBF Holding Company LLC, ExxonMobil Oil Corporation, Mobil Pipe Line Company and PDV Chalmette, L.L.C. as of June 17, 2015. (Incorporated by reference to Exhibit 2.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated June 17, 2015 (File No. 001-35764))

3.1	Certificate of Formation of PBF Energy Company LLC (Incorporated by reference to Exhibit 3.15 filed with PBF Energy Company LLC’s Registration Statement on Form S-4 (Registration No. 333-206728-02)).

3.2
Amended and Restated Limited Liability Company Agreement of PBF Energy Company LLC (Incorporated by reference to Exhibit 10.1 filed with PBF Energy's Current Report on Form 8-K (File no. 001-35764) filed on December 18, 2012).

4.1
Indenture dated as of November 24, 2015, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature pages thereto, Wilmington Trust, National Association, as Trustee and Deutsche Bank Trust Company Americas, as Paying Agent, Registrar, Transfer Agent, Authenticating Agent and Notes Collateral Agent and Form of 7.00% Senior Secured Note (included as Exhibit A) (Incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 30, 2015 (File No. 001-35764))

4.2
Registration Rights Agreement dated November 24, 2015, among PBF Holding Company LLC and PBF Finance Corporation, the Guarantors named therein and UBS Securities LLC, as Representative of the several Initial Purchasers (Incorporated by reference to Exhibit 4.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated November 30, 2015 (File No. 001-35764))

4.3
Indenture dated May 12, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee and Form of Note (included as Exhibit A) (Incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

4.4
Supplemental Indenture dated June 19, 2015, among PBF Logistics LP, PBF Logistics Finance Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (Incorporated by reference to Exhibit 4.2 filed with PBF Logistics LP’s Registration Statement on Form S-4 (Registration No. 333-206728)).

4.5
Amended and Restated Registration Rights Agreement of PBF Energy Inc. dated as of December 12, 2012 (Incorporated by reference to Exhibit 4.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

4.6
Indenture, dated as of February 9, 2012, among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors party thereto, Wilmington Trust, National Association and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 4.2 filed with PBF Energy Inc.’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-177933))

4.7
First Supplemental Indenture, dated as of November 13, 2015, among Chalmette Refining, L.L.C., Wilmington Trust, National Association and Deutsche Bank Trust Company Americas. (Incorporated by reference to Exhibit 4.7 filed with PBF Energy Inc.’s December 31, 2015 Form 10-K (File No. 001-035764))

4.8
Second Supplemental Indenture, dated as of November 16, 2015, by and among PBF Holding Company LLC, PBF Finance Corporation, the Guarantors named on the signature page thereto and Wilmington Trust, National Association. (Incorporated by reference to Exhibit 4.7 filed with PBF Energy Inc.’s December 31, 2015 Form 10-K (File No. 001-035764)).

10.1**
Third Amended and Restated Employment Agreement between PBF Investments LLC and Thomas D. O’Malley, Executive Chairman of the Board of Directors of PBF Energy Inc. as of September 8, 2015. (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 11, 2015 (File No. 001-35764))

10.2
First Amendment to Loan Agreement dated as of April 29, 2015, by and among PBF Rail Logistics Company LLC and Credit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated April 29, 2015 (File No. 001-35764))

10.3
Contribution Agreement dated as of May 5, 2015 by and between PBF Energy Company LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 5, 2015 (File No. 001-35764))

10.4
Third Amended and Restated Omnibus Agreement dated as of May 15, 2015 among PBF Holding Company LLC, PBF Energy Company LLC, PBF Logistics GP LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.5
Third Amended and Restated Operation and Management Services and Secondment Agreement dated as of May 15, 2015 among PBF Holding Company LLC, Delaware City Refining Company LLC, Toledo Refining Company LLC, PBF Logistics GP LLC , PBF Logistics LP, Delaware City Terminaling Company LLC, Delaware Pipeline Company LLC, Delaware City Logistics Company LLC and Toledo Terminaling Company LLC (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.6
Delaware Pipeline Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware Pipeline Company LLC (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.7
Delaware City Truck Loading Services Agreement dated as of May 15, 2015 among PBF Holding Company LLC and Delaware City Logistics Company LLC (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.8
Guaranty of Collection, dated as of May 12, 2015, by PBF Energy Company LLC with respect to the 6.875% Senior Notes due 2023 issued by PBF Logistics LP (Incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 12, 2015 (File No. 001-35764))

10.9**
Employment Agreement dated as of September 4, 2014 between PBF Investments LLC and Thomas O’Connor. (Incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s December 31, 2015 Form 10-K (File No. 001-035764))

10.10
Amended and Restated Guaranty of Collection, dated as of September 30, 2014, by PBF Energy Company LLC with respect to the Term Loan and Security Agreement and Revolving Credit Agreement of PBF Logistics LP (Incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s June 30, 2015 Form 10-Q (File No. 001-35764))

10.11
Reaffirmation Agreement, dated as of December 5, 2014, by PBF Energy Company LLC with respect to the Amended and Restated Guaranty of Collection (Incorporated by reference to Exhibit 10.8.1 filed with PBF Energy Inc.’s June 30, 2015 Form 10-Q (File No. 001-35764))

10.12
Designation of Other Guaranteed Revolving Credit Obligations, dated as of December 12, 2014 with respect to the Amended and Restated Guaranty of Collection (Incorporated by reference to Exhibit 10.8.2 filed with PBF Energy Inc.’s June 30, 2015 Form 10-Q (File No. 001-35764))

10.13†
Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Paulsboro Refining Company LLC (Incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s June 30, 2015 Form 10-Q (File No. 001-35764))

10.14†
Inventory Intermediation Agreement dated as of May 29, 2015 (as amended) between J. Aron & Company and PBF Holding Company LLC and Delaware City Refining Company LLC (Incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.’s June 30, 2015 Form 10-Q (File No. 001-35764))

10.15
Consulting Services Agreement dated as of January 31, 2015 between PBF Investments LLC and Michael D. Gayda (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s March 31, 2015 Form 10-Q (File No. 001-35764))

10.16
Third Amended and Restated Revolving Credit Agreement, dated as of August 15, 2014, among PBF Holding Company LLC, Delaware City Refining Company LLC, Paulsboro Refining Company LLC, Toledo Refining Company LLC and UBS Securities LLC (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s September 30, 2014 Form 10-Q (File No. 001-35764))

10.17
Revolving Credit Agreement, dated as of March 26, 2014, by and among PBF Rail Logistics Company LLC and Credit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s March 31, 2014 Form 10-Q (File No. 001-35764))

10.18
Term Loan and Security Agreement, dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as administrative agent and lender, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.19
Revolving Credit Agreement, dated as of May 14, 2014 among PBF Logistics LP as Borrower, Wells Fargo Bank, National Association as Administrative Agent, Swingline Lender, L/C issuer and lender and the other lenders party thereto (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.20	Increase Agreement, dated as of December 5, 2014 (incorporated by reference to Exhibit 10.8 of PBF Logistics LP’s Annual Report on Form 10-K (File No. 001-36446) filed on February 26, 2015).

10.21
Guaranty of Collection by PBF Energy Company LLC, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.22
Second Amended and Restated Agreement of Limited Partnership of PBF Logistics LP dated as of September 15, 2014 (Incorporated by reference to Exhibit 3.1 filed with PBF Logistics LP’s Current Report on Form 8-K filed on September 19, 2014 (File No. 001-36446))

10.23
Contribution, Conveyance and Assumption Agreement dated as of May 14, 2014 by and among PBF Logistics LP, PBF Logistics GP LLC, PBF Energy Inc., PBF Energy Company LLC, PBF Holding Company LLC, Delaware City Refining Company LLC, Delaware City Terminaling Company LLC and Toledo Refining Company LLC (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.24
Delaware City Rail Terminaling Services Agreement, dated as of May 14, 2014 (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-35764))

10.25
Amended and Restated Toledo Truck Unloading & Terminaling Agreement effective as of June 1, 2014 (Incorporated by reference to Exhibit 10.10 filed with PBF Energy Inc.’s June 30, 2014 Form 10-Q (File No. 001-35764))

10.25.1
Assignment and Amendment of Amended and Restated Toledo Truck Unloading & Terminaling Agreement dated as of December 12, 2014 by and between PBF Holding Company LLC, PBF Logistics LP and Toledo Terminaling Company LLC (Incorporated by reference to Exhibit 10.4 filed with PBF Logistics LP’s Current Report on Form 8-K filed on December 16, 2014 (File No. 001-36446))

10.26
Contribution Agreement, dated as of September 16, 2014 among PBF Energy Company LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated September 19, 2014 (File No. 001-35764))

10.27
Delaware City West Ladder Rack Terminaling Services Agreement, dated as of October 1, 2014 among PBF Holding Company LLC and Delaware City Terminaling Company LLC (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated October 2, 2014 (File No. 001-35764))

10.28
Contribution Agreement, dated as of December 2, 2014 by and between PBF Energy Company LLC and PBF Logistics LP (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 5, 2014 (File No. 001-35764))

10.29
Storage and Terminaling Services Agreement dated as of December 12, 2014 among PBF Holding Company LLC and Toledo Terminaling Company LLC (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 16, 2014 (File No. 001-36446))

10.30
Amended and Restated Limited Liability Company Agreement of PBF Energy Company LLC (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.31	Exchange Agreement, dated as of December 12, 2012 (Incorporated by reference to Exhibit 10.3 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.32	Tax Receivable Agreement, dated as of December 12, 2012 (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.33	Stockholders’ Agreement of PBF Energy Inc. (Incorporated by reference to Exhibit 10.4 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.34
Restated Warrant and Purchase Agreement between PBF Energy Company LLC and the officers party thereto, as amended (Incorporated by reference to Exhibit 10.17 filed with PBF Energy Inc.’s Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.35**
Amended and Restated Employment Agreement dated as of December 17, 2012, between PBF Investments LLC and Thomas J. Nimbley (Incorporated by reference to Exhibit 10.8 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.36**
Second Amended and Restated Employment Agreement, dated as of December 17, 2012, between PBF Investments LLC and Matthew C. Lucey (Incorporated by reference to Exhibit 10.9 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.37**
Employment Agreement dated as of April 1, 2014 between PBF Investments LLC and Erik Young. (Incorporated by reference to Exhibit 10.2 filed with PBF Energy Inc.’s March 31, 2014 Form 10-Q (File No. 001-35764))

10.38
Form of Indemnification Agreement, dated December 12, 2012, between PBF Energy Inc. and each of the executive officers and directors of PBF Energy Inc. (Incorporated by reference to Exhibit 10.5 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.39**	PBF Energy Inc. 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 filed with PBF Energy Inc.’s Current Report on Form 8-K dated December 18, 2012 (File No. 001-35764))

10.40**
Form of Restricted Stock Award Agreement for Directors under the PBF Energy Inc. 2012 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 filed with PBF Energy Inc.’s September 30, 2014 Form 10-Q (File No. 001-35764))

10.41**
Form of Non-Qualified Stock Option Agreement under the PBF Energy Inc. 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.28 filed with PBF Energy Inc.’s Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-177933))

10.42**
PBF Logistics LP 2014 Long-Term Incentive Plan, adopted as of May 14, 2014 (Incorporated by reference to Exhibit 10.8 filed with PBF Logistics LP’s Current Report on Form 8-K dated May 14, 2014 (File No. 001-36446))

10.43**
Form of Phantom Unit Agreement for Employees, under the PBF Logistics LP 2014 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 to PBF Logistics LP’s Registration Statement on Form S-1, as amended, originally filed on April 22, 2014 (File No. 333-195024))

10.44**
Form of Phantom Unit Agreement for Non-Employee Directors, under the PBF Logistics LP 2014 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.7 to PBF Logistics LP’s Registration Statement on Form S-1, as amended originally filed on April 22, 2014 (File No. 333-195024))

10.45
Form of Indemnification Agreement between PBF Logistics LP, PBF Logistics GP LLC and each of the executive officers and directors of PBF Logistics LP and PBF Logistics GP LLC (Incorporated by reference to Exhibit 10.11 to PBF Logistics LP’s Registration Statement on Form S-1, as amended, originally filed on April 22, 2014 (File No. 333-195024))

12.1*	Ratio of Earnings to Fixed Charges

21.1*	Subsidiaries of the Registrant

24.1*	Power of Attorney (included on signature page)

31.1*	Certification by Chief Executive Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer of PBF Energy Company LLC pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*(1)	Certification by Chief Executive Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*(1)	Certification by Chief Financial Officer of PBF Energy Company LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

 ——————————

*	Filed herewith.

**	Indicates management compensatory plan or arrangement.

†	Confidential treatment has been granted by the SEC as to certain portions, which portions have been omitted and filed separately with the SEC.

(1)	This exhibit should not be deemed to be “filed” for purposes of Section 18 of the Exchange Act.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To PBF Energy Inc., the Managing Member of
PBF Energy Company LLC

We have audited the accompanying consolidated balance sheets of PBF Energy Company LLC and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PBF Energy Company LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
March 24, 2016

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$938,864	$367,780
Accounts receivable	454,759	551,269
Inventories	1,174,272	1,102,261
Prepaid expense and other current assets	51,663	32,452
Total current assets	2,619,558	2,053,762

Property, plant and equipment, net	2,356,638	1,936,839
Marketable securities	234,258	234,930
Deferred charges and other assets, net	290,713	300,389
Total assets	$5,501,167	$4,525,920

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$315,653	$335,268
Accrued expenses	1,122,717	1,130,905
Deferred revenue	4,043	1,227
Total current liabilities	1,442,413	1,467,400

Delaware Economic Development Authority loan	4,000	8,000
Long-term debt	1,836,355	1,220,069
Intercompany note payable	214,624	109,754
Deferred tax liability	20,577	—
Other long-term liabilities	68,693	62,750
Total liabilities	3,586,662	2,867,973

Commitments and contingencies (Note 15)

Series B Units, 1,000,000 issued and outstanding, no par or stated value	5,110	5,110

Equity:
Series A Units, 4,985,358 and 9,170,696 issued and outstanding, as of December 31, 2015 and 2014, no par or stated value	51,061	91,179
Series C Units, 97,781,933 and 81,981,119 issued and outstanding, as of December 31, 2015 and 2014, no par or stated value	1,271,770	865,954
Treasury stock, at cost	(150,804)	(142,731)
Retained earnings / (Accumulated deficit)	404,596	528,942
Accumulated other comprehensive loss	(24,770)	(26,876)
Total PBF Energy Company LLC equity	1,551,853	1,316,468
Noncontrolling interest	357,542	336,369
Total equity	1,909,395	1,652,837
Total liabilities, Series B units and equity	$5,501,167	$4,525,920

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Revenues	$13,123,929	$19,828,155	$19,151,455

Cost and expenses:
Cost of sales, excluding depreciation	11,481,614	18,471,203	17,803,314
Operating expenses, excluding depreciation	904,525	883,140	812,652
General and administrative expenses	180,310	146,592	95,794
Gain on sale of assets	(1,004)	(895)	(183)
Depreciation and amortization expense	197,417	180,382	111,479
	12,762,862	19,680,422	18,823,056

Income from operations	361,067	147,733	328,399

Other income (expense)
Change in fair value of catalyst lease	10,184	3,969	4,691
Interest expense, net	(109,411)	(100,352)	(94,057)
Income before income taxes	261,840	51,350	239,033
Income tax expense	648	—	—
Net income	261,192	51,350	239,033
Less: net income attributable to noncontrolling interests	34,880	14,740	—
Net income attributable to PBF Energy Company LLC	$226,312	$36,610	$239,033

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$261,192	$51,350	$239,033
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	124	127	(308)
Net gain (loss) on pension and other post-retirement benefits	1,982	(12,465)	(5,289)
Total other comprehensive income (loss)	2,106	(12,338)	(5,597)
Comprehensive income	263,298	39,012	233,436
Less: Comprehensive income attributable to noncontrolling interests	34,880	14,740	—
Comprehensive income attributable to PBF Energy Company LLC	$228,418	$24,272	$233,436

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except unit data)

					Accumulated Other Comprehensive				Total Members’
	Series A		Series C			Retained	Noncontrolling	Treasury
	Units	Amount	Units	Amount	Income (Loss)	Earnings	Interest	Stock	Equity
Balance, January 1, 2013	72,972,131	$718,835	23,571,221	$219,193	$(8,941)	$830,497	$—	$—	$1,759,584
Comprehensive Income	—	—	—	—	(5,597)	239,033	—	—	233,436
Exercise of Series A warrants and options	264,219	1,757	—	—	—	—	—	—	1,757
Exchange of Series A units for PBF Energy Class A common stock	(83,860)	—	83,860	—	—	—	—	—	—
Distribution to members	—	—	—	—	—	(215,846)	—	—	(215,846)
Reclassification of Series A units in connection with secondary public offering of PBF Energy Inc.	(15,950,000)	(159,500)	15,950,000	159,500	—	—	—	—	—
Stock based compensation	(816)	779	60,392	—	—	—	—	—	779
Balance, December 31, 2013	57,201,674	561,871	39,665,473	378,693	(14,538)	853,684	—	—	1,779,710
Comprehensive Income	—	—	—	—	(12,338)	36,610	14,740	—	39,012
Exercise of Series A warrants and options	26,533	2,457	—	—	—	—	—	—	2,457
Exchange of Series A units for PBF Energy Class A common stock	(57,511)	—	56,694	—	—	—	—	—	—
Distribution to members	—	—	—	—	—	(361,352)	(7,397)	—	(368,749)
Decrease in NCI due to issuance of additional common units	—	756	—	7,261	—	—	(8,017)	—	—
PBFX IPO	—	—	—	—	—	—	335,957	—	335,957
Reclassification of Series A units in connection with secondary public offering of PBF Energy Inc.	(48,000,000)	(480,000)	48,000,000	480,000	—	—	—	—	—
Stock based compensation	—	6,095	24,898	—	—	—	1,086	—	7,181
Treasury stock purchases	—	—	(5,765,946)	—	—	—	—	(142,731)	(142,731)
Balance, December 31, 2014	9,170,696	91,179	81,981,119	865,954	(26,876)	528,942	336,369	(142,731)	1,652,837

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(in thousands, except share data)

					Accumulated Other Comprehensive				Total Members’
	Series A		Series C			Retained	Noncontrolling	Treasury
	Units	Amount	Units	Amount	Income (Loss)	Earnings	Interest	Stock	Equity
Balance, December 31, 2014	9,170,696	$91,179	81,981,119	$865,954	$(26,876)	$528,942	$336,369	$(142,731)	$1,652,837
Comprehensive Income	—	—	—	—	2,106	226,312	34,880	—	263,298
Exercise of Series A warrants and options	148,493	(2,707)	12,766	2,797	—	—	—	—	90
Exchange of Series A units for PBF Energy Class A common stock	(529,178)	—	529,178	—	—	—	—	—	—
Purchase of Series C units in connection with the October 2015 Equity Offering	—	—	11,500,000	345,000	—	—	—	—	345,000
Distribution to members	—	—	—	—	—	(350,658)	(23,458)	—	(374,116)
Decrease in NCI due to issuance of additional common units	—	636	—	10,754	—	—	(11,390)	—	—
Reclassification of Series A units in connection with secondary public offering of PBF Energy Inc.	(3,804,653)	(38,047)	3,804,653	38,047	—	—	—	—	—
Stock based compensation	—	—	238,988	9,218	—	—	4,279	—	13,497
Noncontrolling interest acquired in Chalmette Acquisition	—	—	—	—	—	—	16,951	—	16,951
Treasury stock purchases	—	—	(284,771)	—	—	—	—	(8,073)	(8,073)
Other	—	—	—	—	—	—	(89)	—	(89)
Balance, December 31, 2015	4,985,358	51,061	97,781,933	1,271,770	(24,770)	404,596	357,542	(150,804)	1,909,395

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$261,192	$51,350	$239,033
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	207,004	188,209	118,001
Stock-based compensation	13,497	7,181	3,753
Change in fair value of catalyst lease obligation	(10,184)	(3,969)	(4,691)
Non-cash change in inventory repurchase obligations	63,389	(93,246)	(20,492)
Non-cash lower of cost or market inventory adjustment	427,226	690,110	—
Pension and other post-retirement benefits costs	26,982	22,600	16,728
Gain on disposition of property, plant and equipment	(1,004)	(895)	(183)

Changes in current assets and current liabilities:
Accounts receivable	97,636	45,378	(92,851)
Inventories	(271,892)	(394,031)	45,991
Prepaid expenses and other current assets	(18,298)	23,391	(42,455)
Accounts payable	(24,291)	(67,025)	42,236
Accrued expenses	(34,018)	60,834	210,455
Deferred revenue	2,816	(6,539)	(202,777)
Other assets and liabilities	(36,791)	(2,070)	(20,480)
Net cash provided by operations	703,264	521,278	292,268

Cash flow from investing activities:
Acquisition of Chalmette Refining, net of cash acquired	(565,304)	—	—
Expenditures for property, plant and equipment	(353,964)	(476,389)	(318,394)
Expenditures for deferred turnaround costs	(53,576)	(137,688)	(64,616)
Expenditures for other assets	(8,236)	(17,255)	(32,692)
Proceeds from sale of assets	168,270	202,654	102,428
Purchase of marketable securities	(2,067,286)	(1,918,637)	—
Maturities of marketable securities	2,067,983	1,683,708	—
Net cash used in investing activities	(812,113)	(663,607)	(313,274)

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from financing activities:
Proceeds from issuance of PBF Logistics LP common units, net of underwriters’ discount and commissions	—	340,957	—
Offering costs for issuance of PBF Logistics LP common units	—	(5,000)	—
Exercise of Series A options and warrants of PBF Energy Company LLC, net	—	(78)	1,757
Distributions to PBF Logistics LP public unitholders	(22,830)	(7,397)	—
Distributions to PBF Energy Company LLC members	(350,658)	(361,352)	(215,846)
Proceeds from revolver borrowings	170,000	395,000	1,450,000
Repayments of revolver borrowings	(170,000)	(410,000)	(1,435,000)
Proceeds from Rail Facility revolver borrowings	102,075	83,095	—
Repayment of Rail Facility revolver borrowings	(71,938)	(45,825)	—
Proceeds from Intercompany Loan with PBF Energy Inc.	104,870	90,509	19,245
Proceeds from 2023 Senior Secured Notes	500,000	—	—
Proceeds from PBFX revolver borrowings	24,500	275,100	—
Repayment of PBFX revolver borrowings	(275,100)	—	—
Proceeds from PBFX Term Loan borrowings	—	300,000	—
Repayments of PBFX Term Loan borrowings	(700)	(65,100)	—
Proceeds from PBFX Senior Notes	350,000	—	—
Proceeds from catalyst lease	—	—	14,337
Proceeds from sale of PBF LLC Series C units in connection with the October 2015 Equity Offering	345,000	—	—
Payment of contingent consideration related to acquisition of Toledo refinery	—	—	(21,357)
Purchases of treasury stock	(8,073)	(142,731)	—
Deferred financing costs and other	(17,213)	(14,039)	(1,044)
Net cash provided by (used in) financing activities	679,933	433,139	(187,908)

Net increase (decrease) in cash and cash equivalents	571,084	290,810	(208,914)
Cash and equivalents, beginning of period	367,780	76,970	285,884
Cash and equivalents, end of period	$938,864	$367,780	$76,970

Supplemental cash flow disclosures
Non-cash activities:
Conversion of Delaware Economic Development Authority loan to grant	$4,000	$4,000	$8,000
Accrued construction in progress and unpaid fixed assets	7,974	33,296	33,747
Cash paid during year for:
Interest (including capitalized interest of $3,529, $7,517 and $5,672 in 2015, 2014 and 2013, respectively)	100,392	98,499	92,848

See notes to consolidated financial statements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
PBF Energy Company LLC (“PBF LLC” or the “Company”), a Delaware limited liability company, together with its consolidated subsidiaries, owns and operates oil refineries and related facilities in North America. PBF Energy Inc. (“PBF Energy”) is the sole managing member of, and owner of an equity interest representing approximately 95.1% of the outstanding economic interest in PBF LLC as of December 31, 2015, with the remaining economic interests were held by the members of PBF LLC, other than PBF Energy. PBF Holding Company LLC (“PBF Holding”) is a wholly-owned subsidiary of PBF LLC. Delaware City Refining Company LLC (“Delaware City Refining”), PBF Power Marketing LLC, PBF Energy Limited, Paulsboro Refining Company LLC (“Paulsboro Refining”), Paulsboro Natural Gas Pipeline Company LLC, Toledo Refining Company LLC (“Toledo Refining”), Chalmette Refining, L.L.C. (“Chalmette Refining”) and MOEM Pipeline LLC are PBF LLC’s principal operating subsidiaries and are all wholly-owned subsidiaries of PBF Holding. In addition, PBF LLC, through Chalmette Refining, holds an 80% interest in and consolidates Collins Pipeline Company and T&M Terminal Company.
PBF LLC also consolidates a publicly traded master limited partnership, PBF Logistics LP (“PBFX”). On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units. Upon completion of the PBFX Offering, PBF LLC held a 50.2% limited partner interest in PBFX and all of its incentive distribution rights (refer to Note 3 “PBF Logistics LP” of our Notes to Consolidated Financial Statements). PBF Logistics GP LLC (“PBF GP”) owns the noneconomic general partner interest and serves as the general partner of PBFX and is wholly-owned by PBF LLC. PBF LLC consolidates the financial results of PBFX and its subsidiaries and records a noncontrolling interest in its consolidated financial statements representing the economic interests of PBFX’s unit holders other than PBF LLC (refer to Note 17 “Noncontrolling Interests” of our Notes to Consolidated Financial Statements). Collectively, PBF LLC and its consolidated subsidiaries, including PBF Holding, PBF GP and PBFX are referred to hereinafter as the “Company” unless the context otherwise requires.
Substantially all of the Company’s operations are in the United States. Effective with the completion of the PBFX Offering in May 2014, the Company operates in two reportable business segments: Refining and Logistics. The Company’s four oil refineries are all engaged in the refining of crude oil and other feedstocks into petroleum products, and are aggregated into the Refining segment. PBFX is a publicly traded master limited partnership that was formed to operate logistical assets such as crude oil and refined petroleum products terminals, pipelines, and storage facilities. PBFX’s operations are aggregated into the Logistics segment. To generate earnings and cash flows from operations, the Company is primarily dependent upon processing crude oil and selling refined petroleum products at margins sufficient to cover fixed and variable costs and other expenses. Crude oil and refined petroleum products are commodities; and factors largely out of the Company’s control can cause prices to vary over time. The potential margin volatility can have a material effect on the Company’s financial position, earnings and cash flow.
In December 2012, PBF LLC’s limited liability company agreement was amended and restated, to among other things, provide that any PBF LLC Series A Units acquired by PBF Energy will automatically be reclassified as PBF LLC Series C Units in connection with such acquisition. As part of PBF Energy’s initial public offering, each holder of PBF LLC Series A Units received one share of PBF Energy Class B common stock. The holder of a share of Class B common stock receives no economic rights but entitles the holder, without regard to the number of shares of Class B common stock held by such holder, to one vote on matters presented to stockholders of PBF Energy for each PBF LLC Series A Unit held by such holder. Holders of PBF Energy Class A common stock and Class B common stock vote together as a single class on all matters presented to stockholders for their vote or approval, except as otherwise required by applicable law. In connection with PBF Energy’s initial public offering, PBF Energy, PBF LLC and PBF LLC Series A Unit holders also entered into an exchange agreement pursuant to which each of the existing members of PBF LLC, other than PBF Energy, and other holders who acquire PBF LLC Series A Units upon the exercise of certain warrants and options, will have the right to cause PBF LLC to exchange

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

their PBF LLC Series A Units for shares of PBF Energy Class A common stock on a one-for-one basis, subject to equitable adjustments for stock splits, stock dividends and reclassifications. As of December 31, 2015, there were 4,985,358 PBF LLC Series A Units held by parties other than PBF Energy which upon exercise of the right to exchange would exchange for 4,985,358 shares of PBF Energy Class A common stock. In addition, as of that date, there were options and warrants to acquire 673,498 PBF LLC Series A Units outstanding, which upon vesting and exercise, could be exchanged for an additional 673,498 shares of PBF Energy Class A common stock.

Secondary Offerings
On June 12, 2013, PBF Energy completed a public offering of 15,950,000 shares of their Class A common stock in a secondary offering (the “2013 secondary offering”). On January 10, 2014, PBF Energy completed a public offering of 15,000,000 shares of Class A common stock in a secondary offering (the “January 2014 secondary offering”). On March 26, 2014, PBF Energy completed another public offering of 15,000,000 shares of Class A common stock in a secondary offering (the “March 2014 secondary offering”). On June 17, 2014, PBF Energy completed a third public offering of 18,000,000 shares of Class A common stock in a secondary offering (the “June 2014 secondary offering” and collectively with the January 2014 secondary offering and the March 2014 secondary offering, the “2014 secondary offerings”). All of the shares in the 2014 and 2013 secondary offerings were sold by funds affiliated with Blackstone and First Reserve. In connection with the 2014 and 2013 secondary offerings, Blackstone and First Reserve exchanged PBF LLC Series A Units for an equivalent number of shares of Class A common stock of PBF Energy.
On February 6, 2015, PBF Energy completed a public offering of 3,804,653 shares of Class A common stock in a secondary offering (the “February 2015 secondary offering”). All of the shares in the February 2015 secondary offering were sold by funds affiliated with Blackstone Group L.P., or Blackstone, and First Reserve Management, L.P., or First Reserve. In connection with the February 2015 secondary offering, Blackstone and First Reserve exchanged all of their remaining PBF LLC Series A Units for an equivalent number of shares of Class A common stock of PBF Energy, and as a result, Blackstone and First Reserve no longer hold any PBF LLC Series A Units or shares of PBF Energy Class A common stock.
In connection with each of the secondary offerings described above, the holders of PBF LLC Series B Units, which include certain executive officers of PBF Energy, had the right to receive a portion of the proceeds of the sale of the PBF Energy Class A common stock by Blackstone and First Reserve. PBF LLC did not receive any proceeds from any of the secondary offerings.
On October 13, 2015, PBF Energy completed a public offering of an aggregate of 11,500,000 shares of its Class A common stock, including 1,500,000 shares of their Class A common stock that was sold pursuant to the exercise of an over-allotment option, for net proceeds of $344,000, after deducting underwriting discounts and commissions and other offering expenses (the “October 2015 Equity Offering”). Net proceeds received were subsequently used to purchase a corresponding 11,500,000 of PBF LLC Series C Units.
PBF Energy incurred approximately $470, $1,250 and $1,388 of expenses, included in general and administrative expenses, in connection with the 2015, 2014 and 2013 secondary offerings during the three years ended December 31, 2015, 2014 and 2013, respectively, for which it was reimbursed by PBF LLC in accordance with the PBF LLC amended and restated limited liability company agreement.
As a result of the equity offerings in 2015, 2014 and 2013 described above and certain other transactions such as stock option exercises, as of December 31, 2015, the Company now owns 97,781,933 PBF LLC Series C Units and the Company’s current and former executive officers and directors and certain employees beneficially own 4,985,358 PBF LLC Series A Units, and the holders of our issued and outstanding shares of Class A common stock have 95.1% of the voting power in the Company and the members of PBF LLC other than PBF Energy through their holdings of Class B common stock have the remaining 4.9% of the voting power in the Company.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Presentation
These consolidated financial statements include the accounts of PBF LLC and subsidiaries in which PBF LLC has a controlling interest. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassification
Certain amounts previously reported in the Company’s consolidated financial statements for prior periods have been reclassified to conform to the 2015 presentation. These reclassifications include presentation of deferred financing costs and debt due to the adoption of a recently adopted accounting pronouncement (as discussed below) and reallocation of certain assets and related results of operations between segment arising from retrospective adjustment attributable to drop-down transactions with PBFX (see Note 3 “PBF Logistics LP”).
Use of Estimates
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Actual results could differ from those estimates.
Business Combinations
We use the acquisition method of accounting for the recognition of assets acquired and liabilities assumed in business combinations at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is required in estimating the fair value of assets acquired. As a result, in the case of significant acquisitions, we obtain the assistance of third-party valuation specialists in estimating fair values of tangible and intangible assets based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amount of the cash equivalents approximates fair value due to the short-term maturity of those instruments.
Marketable Securities
Debt or equity securities are classified into the following reporting categories: held-to-maturity, trading or available-for-sale securities. The Company does not routinely sell marketable securities prior to their scheduled maturity dates. Some of the Company’s investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions. Such investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying value of these marketable securities approximates fair value and is measured using Level 1 inputs (as defined below). The terms of the marketable securities range from one to three months and are classified on the balance sheet as non-current assets. As of December 31, 2015, these investments are used as collateral to secure the PBFX Term Loan (as defined below) and are intended to be used only to fund future PBFX capital expenditures.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Concentrations of Credit Risk
For the year ended December 31, 2015, no single customer amounted to greater than or equal to 10% of the Company’s revenues. Only one customer, ExxonMobil Oil Corporation (“ExxonMobil”), accounted for 10% or more of our total trade accounts receivable as of December 31, 2015. Following the Chalmette Acquisition on November 1, 2015, ExxonMobil and its affiliates represented approximately 18% of our total trade accounts receivable as of December 31, 2015.
For the year ended December 31, 2014, no single customer amounted to greater than or equal to 10% of the Company’s revenues. No single customer accounted for 10% or more of our total trade accounts receivable as of December 31, 2014.
For the year ended December 31, 2013, Morgan Stanley Capital Group Inc. (“MSCG”) and Sunoco, Inc. (R&M) (“Sunoco”) accounted for 29% and 10% of the Company’s revenues, respectively.
Revenue, Deferred Revenue and Accounts Receivable
The Company sells various refined products primarily through its refinery subsidiaries and recognizes revenue related to the sale of products when there is persuasive evidence of an agreement, the sales prices are fixed or determinable, collectability is reasonably assured and when products are shipped or delivered in accordance with their respective agreements. Revenue for services is recorded when the services have been provided. Certain of the Company’s refineries have product offtake agreements with third-parties under which these third parties purchase a portion of the refineries’ daily gasoline production. The refineries also sell their products through short-term contracts or on the spot market.
Prior to July 1, 2013, the Company’s Paulsboro and Delaware City refineries sold light finished products, certain intermediates and lube base oils to MSCG under products offtake agreements with each refinery (the “Offtake Agreements”). On a daily basis, MSCG purchased and paid for the refineries’ production of light finished products as they were produced, delivered to the refineries’ storage tanks, and legal title passed to MSCG. Revenue on these product sales was deferred until they shipped out of the storage facility by MSCG.
Under the Offtake Agreements, the Company’s Paulsboro and Delaware City refineries also entered into purchase and sale transactions of certain intermediates and lube base oils whereby MSCG purchased and paid for the refineries’ production of certain intermediates and lube products as they were produced and legal title passed to MSCG. The intermediate products were held in the refineries’ storage tanks until they were needed for further use in the refining process. The intermediates may also have been sold to third parties. The refineries had the right to repurchase lube products and did so to supply other third parties with that product. When the refineries needed intermediates or lube products, the products were drawn out of the storage tanks, title passed back to the refineries and MSCG was paid for those products. These transactions occurred at the daily market price for the related products. These transactions were considered to be made in contemplation of each other and, accordingly, did not result in the recognition of a sale when title passed from the refineries to MSCG. Inventory remained at cost and the net cash receipts resulted in a liability that was recorded at market price for the volumes held in storage with any change in the market price being recorded in costs of sales. The liability represented the amount the Company expected to pay to repurchase the volumes held in storage.
While MSCG had legal title, it had the right to encumber and/or sell these products and any such sales by MSCG resulted in sales being recognized by the refineries when products were shipped out of the storage facility. As the exclusive vendor of intermediate products to the refineries, MSCG had the obligation to provide the intermediate products to the refineries as they were needed. Accordingly, sales by MSCG to others were limited and only made with the Company or its subsidiaries’ approval.
As of July 1, 2013, the Company terminated the Offtake Agreements for the Company’s Paulsboro and Delaware City refineries. The Company entered into two separate inventory intermediation agreements (“Inventory

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Intermediation Agreements”) with J. Aron & Company (“J. Aron”) on June 26, 2013 which commenced upon the termination of the Offtake Agreements with MSCG.
On May 29, 2015, PBF Holding entered into amended and restated inventory intermediation agreements (the “A&R Intermediation Agreements”) with J. Aron pursuant to which certain terms of the existing inventory intermediation agreements were amended, including, among other things, pricing and an extension of the term for a period of two years from the original expiry date of July 1, 2015, subject to certain early termination rights. In addition, the A&R Intermediation Agreements include one-year renewal clauses by mutual consent of both parties.
Pursuant to each A&R Intermediation Agreement, J. Aron will continue to purchase and hold title to certain of the intermediate and finished products (the “Products”) produced by the Paulsboro and Delaware City refineries (the “Refineries”), respectively, and delivered into tanks at the Refineries. Furthermore, J. Aron agrees to sell the Products back to Paulsboro refinery and Delaware City refinery as the Products are discharged out of the Refineries’ tanks. J. Aron has the right to store the Products purchased in tanks under the A&R Intermediation Agreements and will retain these storage rights for the term of the agreements. PBF Holding will continue to market and sell the Products independently to third parties.
Until December 31, 2015, the Company’s Delaware City refinery sold and purchased feedstocks under a supply agreement with Statoil (the “Crude Supply Agreement”). This Crude Supply Agreement expired on December 31, 2015. Statoil purchased the refineries’ production of certain feedstocks or purchased feedstocks from third parties on the refineries’ behalf. Legal title to the feedstocks was held by Statoil and the feedstocks were held in the refineries’ storage tanks until they were needed for further use in the refining process. At that time, the products were drawn out of the storage tanks and purchased by the refinery. These purchases and sales were settled monthly at the daily market prices related to those products. These transactions were considered to be made in contemplation of each other and, accordingly, did not result in the recognition of a sale when title passed from the refineries to Statoil. Inventory remained at cost and the net cash receipts resulted in a liability which is discussed further in the Inventory note below. The Company terminated its supply agreement with Statoil for its Paulsboro refinery in March 2013, at which time it began to purchase from Statoil the feedstocks owned by them at that date that had been purchased on our behalf. Subsequent to the expiration of the Delaware City Crude Supply Agreement, the Company began to purchase all of its crude and feedstock needs independently from a variety of suppliers on the spot market or through term agreements.
Accounts receivable are carried at invoiced amounts. An allowance for doubtful accounts is established, if required, to report such amounts at their estimated net realizable value. In estimating probable losses, management reviews accounts that are past due and determines if there are any known disputes. There was no allowance for doubtful accounts at December 31, 2015 and 2014.
Excise taxes on sales of refined products that are collected from customers and remitted to various governmental agencies are reported on a net basis.
Inventory
Inventories are carried at the lower of cost or market. The cost of crude oil, feedstocks, blendstocks and refined products are determined under the last-in first-out (“LIFO”) method using the dollar value LIFO method with increments valued based on average purchase prices during the year. The cost of supplies and other inventories is determined principally on the weighted average cost method.
The Company had the obligation to purchase and sell feedstocks under a supply agreement with Statoil for its Delaware City refinery. This Crude Supply Agreement expired on December 31, 2015. The Company’s Paulsboro refinery also had a crude supply agreement with Statoil that was terminated in March 2013. Prior to the expiration or termination of these agreements, Statoil purchased the refineries’ production of certain feedstocks or purchased feedstocks from third parties on the refineries’ behalf. The Company took title to the crude oil as it was delivered to the processing units, in accordance with the Crude Supply Agreement; however, the Company was obligated to

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

purchase all the crude oil held by Statoil on the Company’s behalf upon termination of the agreement at the then market price. The Paulsboro crude supply agreement also included an obligation to purchase a fixed volume of feedstocks from Statoil on the later of maturity or when the arrangement is terminated based on a forward market price of West Texas Intermediate crude oil. As a result of the purchase obligations, the Company recorded the inventory of crude oil and feedstocks in the refineries’ storage facilities. The Company determined the purchase obligations were contracts that contain derivatives that changed in value based on changes in commodity prices. Such changes in the fair value of these derivatives were included in cost of sales.
Prior to July 31, 2014, the Company’s Toledo refinery acquired substantially all of its crude oil from MSCG under a crude oil acquisition agreement (the “Toledo Crude Oil Acquisition Agreement”). Under the Toledo Crude Oil Acquisition Agreement, the Company took title to crude oil at various pipeline locations for delivery to the refinery or sale to third parties. The Company recorded the crude oil inventory when it received title. Payment for the crude oil was due to MSCG under the Toledo Crude Oil Acquisition Agreement three days after the crude oil was delivered to the Toledo refinery processing units or upon sale to a third party. The Company terminated the Toledo Crude Oil Acquisition Agreement effective July 31, 2014 and began to source its crude oil needs independently.
Property, Plant and Equipment
Property, plant and equipment additions are recorded at cost. The Company capitalizes costs associated with the preliminary, pre-acquisition and development/construction stages of a major construction project. The Company capitalizes the interest cost associated with major construction projects based on the effective interest rate of total borrowings. The Company also capitalizes costs incurred in the acquisition and development of software for internal use, including the costs of software, materials, consultants and payroll-related costs for employees incurred in the application development stage.
Depreciation is computed using the straight-line method over the following estimated useful lives:

Process units and equipment	5-25 years
Pipeline and equipment	5-25 years
Buildings	25 years
Computers, furniture and fixtures	3-7 years
Leasehold improvements	20 years
Railcars	50 years
Maintenance and repairs are charged to operating expenses as they are incurred. Improvements and betterments, which extend the lives of the assets, are capitalized.
Deferred Charges and Other Assets, Net
Deferred charges and other assets include refinery turnaround costs, catalyst, precious metals catalyst, linefill, deferred financing costs and intangible assets. Refinery turnaround costs, which are incurred in connection with planned major maintenance activities, are capitalized when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs (generally 3 to 5 years).
Precious metals catalyst and linefill are considered indefinite-lived assets as they are not expected to deteriorate in their prescribed functions. Such assets are assessed for impairment in connection with the Company’s review of its long-lived assets as indicators of impairment develop.
Deferred financing costs are capitalized when incurred and amortized over the life of the loan (generally 1 to 8 years).

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Intangible assets with finite lives primarily consist of catalyst, emission credits and permits and are amortized over their estimated useful lives (generally 1 to 10 years).
Long-Lived Assets and Definite-Lived Intangibles
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment is evaluated by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from use of the assets and their ultimate disposition. If such analysis indicates that the carrying value of the long-lived assets is not considered to be recoverable, the carrying value is reduced to the fair value.
Impairment assessments inherently involve judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Although management would utilize assumptions that it believes are reasonable, future events and changing market conditions may impact management’s assumptions, which could produce different results.
Asset Retirement Obligations
The Company records an asset retirement obligation at fair value for the estimated cost to retire a tangible long-lived asset at the time the Company incurs that liability, which is generally when the asset is purchased, constructed, or leased. The Company records the liability when it has a legal or contractual obligation to incur costs to retire the asset and when a reasonable estimate of the fair value of the liability can be made. If a reasonable estimate cannot be made at the time the liability is incurred, the Company will record the liability when sufficient information is available to estimate the liability’s fair value. Certain of the Company’s asset retirement obligations are based on its legal obligation to perform remedial activity at its refinery sites when it permanently ceases operations of the long-lived assets. The Company therefore considers the settlement date of these obligations to be indeterminable. Accordingly, the Company cannot calculate an associated asset retirement liability for these obligations at this time. The Company will measure and recognize the fair value of these asset retirement obligations when the settlement date is determinable.
Environmental Matters
Liabilities for future remediation costs are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. Other than for assessments, the timing and magnitude of these accruals generally are based on the completion of investigations or other studies or a commitment to a formal plan of action. Environmental liabilities are based on best estimates of probable future costs using currently available technology and applying current regulations, as well as the Company’s own internal environmental policies. The measurement of environmental remediation liabilities may be discounted to reflect the time value of money if the aggregate amount and timing of cash payments of the liabilities are fixed or reliably determinable. The actual settlement of the Company’s liability for environmental matters could materially differ from its estimates due to a number of uncertainties such as the extent of contamination, changes in environmental laws and regulations, potential improvements in remediation technologies and the participation of other responsible parties.
Stock-Based Compensation
Stock-based compensation includes the accounting effect of options to purchase PBF Energy Class A common stock granted by the Company to certain employees, Series A warrants issued or granted by PBF LLC to employees in connection with their acquisition of PBF LLC Series A units, options to acquire Series A units of PBF LLC granted by PBF LLC to certain employees, Series B units of PBF LLC that were granted to certain members of management and restricted PBF LLC Series A Units and restricted PBF Energy Class A common stock granted to certain directors and officers. The estimated fair value of the options to purchase PBF Energy Class A common stock and the PBF LLC Series A warrants and options is based on the Black-Scholes option pricing model and the fair value of the PBF LLC Series B units is estimated based on a Monte Carlo simulation model. The estimated

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

fair value is amortized as stock-based compensation expense on a straight-line method over the vesting period and included in general and administration expense.
Additionally, stock-based compensation also includes unit-based compensation provided to certain officers, non-employee directors and seconded employees of PBFX’s general partner, PBF GP, or its affiliates, consisting of PBFX phantom units. The fair value of PBFX’s phantom units are measured based on the fair market value of the underlying common units on the date of grant based on the common unit closing price on the grant date. The estimated fair value of PBFX’s phantom units is amortized over the vesting period using the straight-line method. Awards vest over a four year service period. The phantom unit awards may be settled in common units, cash or a combination of both. Expenses related to unit-based compensation are also included in general and administrative expenses.
Income Taxes
As a limited liability company, the members are required to include their proportionate share of the Company’s taxable income or loss in their respective income tax returns. Accordingly there is no benefit or provision for U.S. Federal or state income tax in the accompanying financial statements apart from the income tax attributable to two subsidiaries of Chalmette Refining that are treated as C-Corporations for income tax purposes. These two subsidiaries incurred $648 of income taxes for the period from their acquisition on November 1, 2015 through December 31, 2015.

Pension and Other Post-Retirement Benefits
The Company recognizes an asset for the overfunded status or a liability for the underfunded status of its pension and post-retirement benefit plans. The funded status is recorded within other long-term liabilities or assets. Changes in the plans’ funded status are recognized in other comprehensive income in the period the change occurs.
Fair Value Measurement
A fair value hierarchy (Level 1, Level 2, or Level 3) is used to categorize fair value amounts based on the quality of inputs used to measure fair value. Accordingly, fair values derived from Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities. Fair values derived from Level 2 inputs are based on quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are either directly or indirectly observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.
The Company uses appropriate valuation techniques based on the available inputs to measure the fair values of its applicable assets and liabilities. When available, the Company measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. In some valuations, the inputs may fall into different levels in the hierarchy. In these cases, the asset or liability level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurements.
Financial Instruments
The estimated fair value of financial instruments has been determined based on the Company’s assessment of available market information and appropriate valuation methodologies. The Company’s non-derivative financial instruments that are included in current assets and current liabilities are recorded at cost in the consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. Derivative instruments are recorded at fair value in the consolidated balance sheets.
The Company’s commodity contracts are measured and recorded at fair value using Level 1 inputs based on quoted prices in an active market, Level 2 inputs based on quoted market prices for similar instruments, or Level 3 inputs based on third party sources and other available market based data. The Company’s catalyst lease obligation and

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

derivatives related to the Company’s crude oil and feedstocks and refined product purchase obligations are measured and recorded at fair value using Level 2 inputs on a recurring basis, based on observable market prices for similar instruments.
Derivative Instruments
The Company is exposed to market risk, primarily related to changes in commodity prices for the crude oil and feedstocks used in the refining process as well as the prices of the refined products sold. The accounting treatment for commodity contracts depends on the intended use of the particular contract and on whether or not the contract meets the definition of a derivative.
All derivative instruments, not designated as normal purchases or sales, are recorded in the balance sheet as either assets or liabilities measured at their fair values. Changes in the fair value of derivative instruments that either are not designated or do not qualify for hedge accounting treatment or normal purchase or normal sale accounting are recognized currently in earnings. Contracts qualifying for the normal purchase and sales exemption are accounted for upon settlement. Cash flows related to derivative instruments that are not designated or do not qualify for hedge accounting treatment are included in operating activities.
The Company designates certain derivative instruments as fair value hedges of a particular risk associated with a recognized asset or liability. At the inception of the hedge designation, the Company documents the relationship between the hedging instrument and the hedged item, as well as its risk management objective and strategy for undertaking various hedge transactions. Derivative gains and losses related to these fair value hedges, including hedge ineffectiveness, are recorded in cost of sales along with the change in fair value of the hedged asset or liability attributable to the hedged risk. Cash flows related to derivative instruments that are designated as fair value hedges are included in operating activities.
Economic hedges are hedges not designated as fair value or cash flow hedges for accounting purposes that are used to (i) manage price volatility in certain refinery feedstock and refined product inventories, and (ii) manage price volatility in certain forecasted refinery feedstock purchases and refined product sales. These instruments are recorded at fair value and changes in the fair value of the derivative instruments are recognized currently in cost of sales.
Derivative accounting is complex and requires management judgment in the following respects: identification of derivatives and embedded derivatives, determination of the fair value of derivatives, documentation of hedge relationships, assessment and measurement of hedge ineffectiveness and election and designation of the normal purchases and sales exception. All of these judgments, depending upon their timing and effect, can have a significant impact on the Company’s earnings.
Recently Issued Accounting Pronouncements
In February 2015, the FASB issued ASU No. 2015-02, “Consolidations (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from ASU 2015-02 are effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company early adopted the new standard in its consolidated financial statements

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

and related disclosures, which resulted in a reclassification of $41,282 and $32,280 of deferred financing costs from other assets to long-term debt as of December 31, 2015 and December 31, 2014, respectively.
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
In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”), which requires (i) that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, (ii) that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date, (iii) that an entity present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under ASU 2015-16, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2017 with prospective application with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures and expects to early adopt this guidance for periods beginning after December 31, 2015.
In November 2015, the FASB issued ASU 2015-17 (Topic 740), “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) which is intended to simplify the presentation of deferred taxes in a classified balance sheet. This guidance states that deferred tax assets and deferred tax liabilities should be presented as noncurrent in a classified statement of financial position. Under ASU 2015-17, this guidance becomes effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods with early adoption permitted as of the beginning of an annual or interim period after issuance of the ASU. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures and expects to early adopt this guidance for periods beginning after December 31, 2015.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which amends how entities measure equity investments that do not result in consolidation and are not accounted for under the equity method and how they present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. ASU 2016-01 also changes certain disclosure requirements and other aspects of current US GAAP but does not change the guidance for classifying and measuring investments in debt securities and loans. Under ASU 2016-01, this guidance becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in certain circumstances. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), to increase the transparency and comparability about leases among entities. The new guidance requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts.  It also requires additional disclosures about leasing arrangements. ASU 2016-02 is effective for interim and annual periods beginning after December

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

15, 2018, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging (Topic 815) Contingent Put and Call Options in Debt Instruments No. 2016-06 March 2016 a consensus of the FASB Emerging Issues Task Force” (“ASU 2016-06”), to increase consistency in practice in applying guidance on determining if an embedded derivative is clearly and closely related to the economic characteristics of the host contract, specifically for assessing whether call (put) options that can accelerate the repayment of principal on a debt instrument meet the clearly and closely related criterion. The guidance in ASU 2016-06 applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. ASU 2016-06 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

3. PBF LOGISTICS LP
PBFX is a fee-based, growth-oriented, Delaware master limited partnership formed by PBF Energy to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX engages in the receiving, handling, storing and transferring of crude oil, refined products and intermediates from sources located throughout the United States and Canada for PBF Energy in support of its refineries. All of PBFX’s revenue is derived from long-term, fee-based commercial agreements with PBF Holding, which include minimum volume commitments, for receiving, handling, storing and transferring crude oil and refined products. PBF Energy also has agreements with PBFX that establish fees for certain general and administrative services and operational and maintenance services provided by PBF Holding to PBFX. These transactions are eliminated by PBF Energy in consolidation.
PBFX, a variable interest entity, is consolidated by PBF Energy through its ownership of PBF LLC. PBF LLC, through its ownership of PBF GP, has the sole ability to direct the activities of PBFX that most significantly impact its economic performance. PBF LLC is considered to be the primary beneficiary of PBFX for accounting purposes.
Initial Public Offering
On May 14, 2014, PBFX completed its initial public offering (the “PBFX Offering”) of 15,812,500 common units (including 2,062,500 common units issued pursuant to the exercise of the underwriters’ over-allotment option). Upon completion of the PBFX Offering, PBF LLC held a 50.2% limited partner interest in PBFX (consisting of 74,053 common units and 15,886,553 subordinated units) and all of PBFX’s incentive distribution rights (“IDRs”), with the remaining 49.8% limited partner interest held by public common unit holders.
PBFX received proceeds (after deducting underwriting discounts and structuring fees but before offering expenses) from the PBFX Offering of approximately $340,957. PBFX used the net proceeds from the PBFX Offering (i) to distribute $35,000 to PBF LLC to reimburse it for certain capital expenditures incurred prior to the closing of the PBFX Offering with respect to assets contributed to PBFX and to reimburse it for offering expenses it incurred on behalf of PBFX; (ii) to pay debt issuance costs of $2,293 related to PBFX’s Revolving Credit Facility and Term Loan (refer to Note 10, “Credit Facility and Long Term Debt” of our Notes to Consolidated Financial Statements); (iii) to purchase $298,664 in U.S. Treasury securities which will be used to fund anticipated capital expenditures; and (iv) to retain approximately $5,000 for general partnership purposes.
PBFX’s initial assets consisted of a light crude oil rail unloading terminal at the Delaware City refinery that also services the Paulsboro refinery (which is referred to as the “Delaware City Rail Terminal”), and a crude oil truck unloading terminal at the Toledo refinery (which is referred to as the “Toledo Truck Terminal”) that are integral components of the crude oil delivery operations at three of PBF Energy’s refineries.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

September 2014 Drop-down Transaction
Effective September 30, 2014, PBF Holding distributed to PBF LLC all of the equity interests of Delaware City Terminaling Company II LLC (“DCT II”), which assets consist solely of the Delaware City heavy crude unloading rack (the “DCR West Rack”). PBF LLC then contributed to PBFX all of the equity interests of DCT II for total consideration of $150,000 (the “DCR West Rack Acquisition”).
December 2014 Drop-down Transaction
Effective December 11, 2014, PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Toledo Terminaling Company LLC (“Toledo Terminaling”), whose assets consist of a tank farm and related facilities located at PBF Energy’s Toledo refinery, including a propane storage and loading facility (the “Toledo Storage Facility”), for total consideration of $150,000 (the “Toledo Storage Facility Acquisition”).
May 2015 Drop-down Transaction
On May 14, 2015 PBF LLC contributed to PBFX all of the issued and outstanding limited liability company interests of Delaware Pipeline Company LLC (“DPC”) and Delaware City Logistics Company LLC (“DCLC”), whose assets consist of a products pipeline, truck rack and related facilities located at our Delaware City refinery (collectively the “Delaware City Products Pipeline and Truck Rack”), for total consideration of $143,000.
Subsequent to the transactions described above, as of December 31, 2015, PBF LLC holds a 53.7% limited partner interest in PBFX (consisting of 2,572,944 common units and 15,886,553 subordinated units), with the remaining 46.3% limited partner interest held by the public unit holders. PBF LLC also owns all of the IDRs and indirectly owns a non-economic general partner interest in PBFX through its wholly-owned subsidiary, PBF GP, the general partner of PBFX. During the subordination period (as set forth in the partnership agreement of PBFX) holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. If PBFX does not pay distributions on the subordinated units, the subordinated units will not accrue arrearages for those unpaid distributions. Each subordinated unit will convert into one common unit at the end of the subordination period. The IDRs entitle PBF LLC to receive increasing percentages, up to a maximum of 50.0%, of the cash PBFX distributes from operating surplus in excess of $0.345 per unit per quarter.

4. ACQUISITIONS
Chalmette Acquisition
On November 1, 2015, the Company acquired from ExxonMobil, Mobil Pipe Line Company and PDV Chalmette, L.L.C., 100% of the ownership interests of Chalmette Refining, which owns the Chalmette refinery and related logistics assets (collectively, the “Chalmette Acquisition”). The Chalmette refinery, located outside of New Orleans, Louisiana, is a dual-train coking refinery and is capable of processing both light and heavy crude oil. Subsequent to the closing of the Chalmette Acquisition, Chalmette Refining is a wholly-owned subsidiary of PBF Holding. Chalmette Refining is strategically positioned on the Gulf Coast with strong logistics connectivity that offers flexible raw material sourcing and product distribution opportunities, including the potential to export products and provides geographic diversification into PADD 3.
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

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

feedstocks and loading or unloading finished products; a clean products truck rack which provides access to local markets; and a crude and product storage facility.
The aggregate purchase price for the Chalmette Acquisition was $322,000 in cash, plus estimated inventory and working capital of $243,304, which is subject to final valuation upon agreement of both parties. The transaction was financed through a combination of cash on hand and borrowings under the Company’s existing revolving credit line.
The Company accounted for the Chalmette Acquisition as a business combination under US GAAP whereby we recognize assets acquired and liabilities assumed in an acquisition at their estimated fair values as of the date of acquisition. Any excess consideration transferred over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. The final purchase price and its allocation are dependent on final reconciliations of working capital and other items subject to agreement by both parties.
The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date. The total purchase consideration and the estimated fair values of the assets and liabilities at the acquisition date were as follows:

Purchase Price
Net cash	$565,083
Preliminary estimate of payable to Seller for working capital adjustments	19,263
Cash acquired	(19,042)
Total estimated consideration	$565,304

Fair Value Allocation
Accounts receivable	$1,126
Inventories	268,751
Prepaid expenses and other current assets	913
Property, plant and equipment	356,961
Deferred charges and other assets	8,312
Accounts payable	(4,870)
Accrued expenses	(28,347)
Deferred tax liability	(20,577)
Noncontrolling interests	(16,965)
Estimated fair value of net assets acquired	$565,304
In addition, in connection with the acquisition of Chalmette Refining, the Company acquired Collins Pipeline Company and T&M Terminal Company, which are both C-corporations for tax purposes. As a result, the Company recognized deferred tax liability of $20,577 attributable to the stock basis on the C-corporation assets. The Company’s consolidated financial statements for year ended December 31, 2015 include the results of operations of the Chalmette refinery since November 1, 2015 during which period the Chalmette refinery contributed revenues of $643,267 and net income of $53,539. On an unaudited pro forma basis, the revenues and net income of the Company assuming the acquisition had occurred on January 1, 2014, are shown below. The unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2014, nor is the financial information indicative of the results of future operations. The

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition and interest expense associated with the Chalmette acquisition financing.

	Years ended December 31,
(Unaudited)	2015	2014
Pro forma revenues	$16,811,922	$26,685,661
Pro forma net income attributable to PBF LLC	448,353	12,814

The amount of revenues and net income above have been calculated after conforming Chalmette Refining’s accounting policies to those of the Company and certain one-time adjustments.
Acquisition Expenses
The Company incurred acquisition related costs consisting primarily of consulting and legal expenses related to the Chalmette Acquisition and other pending and non-consummated acquisitions of $5,833 in the year ended December 31, 2015. Acquisition related expenses were not material for the years ended December 31, 2014 and 2013. These costs are included in the consolidated income statement in General and administrative expenses.

5. INVENTORIES
Inventories consisted of the following:

December 31, 2015
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$1,137,605	$—	$1,137,605
Refined products and blendstocks	687,389	411,357	1,098,746
Warehouse stock and other	55,257	—	55,257
	$1,880,251	$411,357	$2,291,608
Lower of cost or market adjustment	(966,564)	(150,772)	(1,117,336)
Total inventories	$913,687	$260,585	$1,174,272

December 31, 2014
	Titled Inventory	Inventory Supply and Offtake Arrangements	Total
Crude oil and feedstocks	$918,756	$61,122	$979,878
Refined products and blendstocks	520,308	255,459	775,767
Warehouse stock and other	36,726	—	36,726
	$1,475,790	$316,581	$1,792,371
Lower of cost or market adjustment	(609,774)	(80,336)	(690,110)
Total inventories	$866,016	$236,245	$1,102,261

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Inventory under inventory supply and intermediation arrangements included certain crude oil stored at the Company’s Delaware City refinery’s storage facilities that the Company was obligated to purchase as it was consumed in connection with its Crude Supply Agreement that expired on December 31, 2015; and light finished products sold to counterparties in connection with the A&R Intermediation Agreements and stored in the Paulsboro and Delaware City refineries’ storage facilities.
Due to the lower crude oil and refined product pricing environment at the end of 2014 and into 2015, the Company recorded adjustments to value its inventories to the lower of cost or market. During the year ended December 31, 2015, the Company recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income and net income by $427,226, reflecting the net change in the lower of cost or market inventory reserve from $690,110 at December 31, 2014 to $1,117,336 at December 31, 2015. In the year ended December 31, 2014, the Company first recorded an adjustment to value its inventories to the lower of cost or market which decreased operating income and net income by $690,110.

6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment consisted of the following:

	December 31, 2015	December 31, 2014
Land	$93,673	$61,780
Process units, pipelines and equipment	2,368,224	1,977,333
Buildings and leasehold improvements	34,265	28,398
Computers, furniture and fixtures	72,672	68,431
Construction in progress	150,393	69,867
	2,719,227	2,205,809
Less—Accumulated depreciation	(362,589)	(268,970)
	$2,356,638	$1,936,839
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $94,781, $114,919 and $79,413, respectively. The Company capitalized $3,529 and $7,517 in interest during 2015 and 2014, respectively, in connection with construction in progress.
For the year ended December 31, 2014, the Company determined that it would abandon a capital project at the Delaware City refinery. The project was related to the construction of a new hydrocracker (the “Hydrocracker Project”). The carrying value for the Hydrocracker Project was $28,508. The total impairment charge of $28,508 was recorded in depreciation and amortization expense in the Refining segment for the year ended December 31, 2014. No additional cash expenditures were incurred related to the Hydrocracker Project subsequent to the impairment charge.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

7. DEFERRED CHARGES AND OTHER ASSETS, NET
Deferred charges and other assets, net consisted of the following:

	December 31, 2015	December 31, 2014
Deferred turnaround costs, net	$177,236	$204,987
Catalyst, net	77,725	77,322
Linefill	13,504	10,230
Restricted cash	1,500	1,521
Intangible assets, net	219	357
Other	20,529	5,972
	$290,713	$300,389

The Company recorded amortization expense related to deferred turnaround costs, catalyst and intangible assets of $102,636, $65,452 and $32,066 for the years ended December 31, 2015, 2014 and 2013 respectively. The restricted cash consists primarily of cash held as collateral securing the PBF Rail credit facility.
Intangible assets, net was comprised of permits and emission credits as follows:

	December 31, 2015	December 31, 2014
Gross amount	$3,597	$3,599
Accumulated amortization	(3,378)	(3,242)
Net amount	$219	$357

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

8. ACCRUED EXPENSES
Accrued expenses consisted of the following:

	December 31, 2015	December 31, 2014
Inventory-related accruals	$548,800	$588,297
Inventory supply and offtake arrangements	252,380	253,549
Accrued transportation costs	91,546	59,959
Accrued salaries and benefits	61,011	56,117
Excise and sales tax payable	34,129	40,444
Accrued interest	25,415	23,127
Accrued utilities	25,192	22,337
Customer deposits	20,395	24,659
Renewable energy credit obligations	19,472	286
Accrued construction in progress	7,400	31,452
Other	36,977	30,678
	$1,122,717	$1,130,905

The Company has the obligation to repurchase certain intermediates and finished products that are held in the Company’s refinery storage tanks at the Delaware City and Paulsboro refineries in accordance with the A&R Intermediation Agreements with J. Aron. As of December 31, 2015, a liability is recognized for the Inventory supply and intermediation arrangements and is recorded at market price for the J. Aron owned inventory held in the Company’s storage tanks under the Inventory Intermediation Agreements, with any change in the market price being recorded in cost of sales.
The Company had the obligation to purchase and sell feedstocks under a supply agreement with Statoil for its Delaware City refinery. This Crude Supply Agreement expired on December 31, 2015. Prior to its expiration, Statoil purchased the refinery’s production of certain feedstocks or purchased feedstocks from third parties on the refineries’ behalf. Legal title to the feedstocks was held by Statoil and the feedstocks were held in the refinery’s storage tanks until they were needed for further use in the refining process. At that time, the products were drawn out of the storage tanks and purchased by the refinery. These purchases and sales were settled monthly at the daily market prices related to those products. These transactions were considered to be made in contemplation of each other and, accordingly, did not result in the recognition of a sale when title passed from the refinery to Statoil. Inventory remained at cost and the net cash receipts resulted in a liability.
The Company is subject to obligations to purchase Renewable Identification Numbers (“RINs”) required to comply with the Renewable Fuels Standard. The Company’s overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency (“EPA”). To the degree the Company is unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in Accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in prepaid expenses and other current assets when the amount of RINs earned and purchased is greater than the RINs liability.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

9. DELAWARE ECONOMIC DEVELOPMENT AUTHORITY LOAN
In June 2010, in connection with the Delaware City acquisition, the Delaware Economic Development Authority (the “Authority”) granted the Company a $20,000 loan to assist with operating costs and the cost of restarting the refinery. The loan is represented by a zero interest rate note and the entire unpaid principal amount is payable in full on March 1, 2017, unless the loan is converted to a grant. The Company recorded the loan as a long-term liability pending approval from the Authority that it has met the requirements to convert the remaining loan balance to a grant.
The loan converts to a grant in tranches of up to $4,000 annually over a five-year period, starting at the one-year anniversary of the “certified restart date” as defined in the agreement and certified by the Authority. In order for the loan to be converted to a grant, the Company is required to utilize at least 600 man hours of labor in connection with the reconstruction and restarting of the Delaware City refinery, expend at least $125,000 in qualified capital expenditures, commence refinery operations, and maintain certain employment levels, all as defined in the agreement. In February 2013, October 2013, August 2014 and December 2015, the Company received confirmation from the Authority that the Company had satisfied the conditions necessary for the first four $4,000 tranches of the loan to be converted to a grant. As a result of the grant conversion, property, plant and equipment, net was reduced by $4,000 in each of the years ended December 31, 2015 and December 31, 2014, respectively, as the proceeds from the loan were used for capital projects.

10. CREDIT FACILITY AND LONG-TERM DEBT
PBF Holding Revolving Loan
On August 15, 2014, PBF Holding amended and restated the terms of its asset based revolving credit agreement (“Revolving Loan”) to, among other things, increase the commitment from $1,610,000 to $2,500,000, and extend the maturity to August 2019. In addition, the amended and restated agreement reduced the interest rate on advances and the commitment fee paid on the unused portion of the facility. The amended agreement also increased the sublimit for letters from $1,000,000 to $1,500,000 and reduced the combined LC Participation Fee and Fronting Fee paid on each issued and outstanding letter of credit. As defined in the agreement, the LC Participation Fee ranges from 1.25% to 2.0% depending on the Company’s debt rating and the Fronting Fee is equal to 0.25%.
An accordion feature allows for increases in the aggregate commitment of up to $2,750,000. In November 2015, PBF Holding increased the maximum availability under the Revolving Loan to $2,600,000 and in December 2015 it was increased to $2,635,000, in accordance with its accordion feature. In addition, the amended and restated agreement reduced the interest rate on advances and the commitment fee paid on the unused portion of the facility. At the option of PBF Holding, advances under the Revolving Loan will bear interest either at the Alternate Base Rate plus the Applicable Margin, or the Adjusted LIBOR Rate plus the Applicable Margin, all as defined in the agreement. The Applicable Margin ranges from 1.50% to 2.25% for Adjusted LIBOR Rate Loans and from 0.50% to 1.25% for Alternative Base Rate Loans, depending on the Company’s debt rating. Interest is paid in arrears, either quarterly in the case of Alternate Base Rate Loans or at the maturity of each Adjusted LIBOR Rate Loan.
Advances under the Revolving Loan, plus all issued and outstanding letters of credit may not exceed the lesser of $2,635,000 or the Borrowing Base, as defined in the agreement. The Revolving Loan can be prepaid, without penalty, at any time.
The Revolving Loan has a financial covenant which requires that if at any time Excess Availability, as defined in the agreement, is less than the greater of (i) 10% of the lesser of the then existing Borrowing Base and the then aggregate Revolving Commitments of the Lenders (the Financial Covenant Testing Amount), and (ii) $100,000, and until such time as Excess Availability is greater than the Financial Covenant Testing Amount and $100,000 for a period of 12 or more consecutive days, PBF Holding will not permit the Consolidated Fixed Charge Coverage

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Ratio, as defined in the agreement and determined as of the last day of the most recently completed quarter, to be less than 1.1 to 1.0.
PBF Holding’s obligations under the Revolving Loan (a) are guaranteed by each of its domestic operating subsidiaries that are not Excluded Subsidiaries (as defined in the agreement) and (b) are secured by a lien on (x) PBF LLC’s equity interest in PBF Holding and (y) certain assets of PBF Holding and the subsidiary guarantors, including all deposit accounts (other than zero balance accounts, cash collateral accounts, trust accounts and/or payroll accounts, all of which are excluded from the collateral), all accounts receivable, all hydrocarbon inventory (other than the intermediate and finished products owned by J. Aron pursuant to the Inventory Intermediation Agreements) and to the extent evidencing, governing, securing or otherwise related to the foregoing, all general intangibles, chattel paper, instruments, documents, letter of credit rights and supporting obligations; and all products and proceeds of the foregoing.
There were no outstanding borrowings under the Revolving Loan as of December 31, 2015 and December 31, 2014, and standby letters of credit were $351,511 and $400,262, respectively.
PBFX Credit Facilities
On May 14, 2014, in connection with the closing of the PBFX Offering, PBFX entered into a five-year, $275,000 senior secured revolving credit facility (the “PBFX Revolving Credit Facility”) and a three-year, $300,000 term loan facility (the “PBFX Term Loan”), each with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of lenders. The PBFX Revolving Credit Facility was increased from $275,000 to $325,000 in December 2014.
The PBFX Revolving Credit Facility is available to fund working capital, acquisitions, distributions and capital expenditures and for other general partnership purposes. PBFX can increase the maximum amount of the PBFX Revolving Credit Facility by an aggregate amount of up to $275,000, to a total facility size of $600,000, subject to receiving increased commitments from lenders or other financial institutions and satisfaction of certain conditions. The PBFX Revolving Credit Facility includes a $25,000 sublimit for standby letters of credit and a $25,000 sublimit for swingline loans. Obligations under the PBFX Revolving Credit Facility and certain cash management and hedging obligations designated by PBFX are guaranteed by its restricted subsidiaries, and are secured by a first priority lien on PBFX’s assets (including PBFX’s equity interests in Delaware City Terminaling Company LLC) and those of PBFX’s restricted subsidiaries (other than excluded assets and a guaranty of collection from PBF LLC). The maturity date of the PBFX Revolving Credit Facility may be extended for one year on up to two occasions, subject to certain customary terms and conditions. Borrowings under the PBFX Revolving Credit Facility bear interest at either a base rate plus an applicable margin ranging from 0.75% to 1.75%, or at LIBOR plus an applicable margin ranging from 1.75% to 2.75%. The applicable margin will vary based upon PBFX’s Consolidated Total Leverage Ratio, as defined in the PBFX Revolving Credit Facility.
The PBFX Term Loan was used to fund a distributions to PBF LLC and is guaranteed by a guaranty of collection from PBF LLC and secured at all times by cash, U.S. Treasury or other investment grade securities in an amount equal to or greater than the outstanding principal amount (refer to Note 12 “Marketable Securities” of our Notes to Condensed Consolidated Financial Statements). Borrowings under the PBFX Term Loan bear interest either at the Base Rate (as defined in the PBFX Term Loan), or at LIBOR plus an applicable margin equal to 0.25%.
The PBFX Revolving Credit Facility contains affirmative and negative covenants customary for revolving credit facilities of this nature which, among other things, limit or restrict PBFX’s ability and the ability of its restricted subsidiaries to incur or guarantee debt, incur liens, make investments, make restricted payments, amend material contracts, engage in business activities, engage in mergers, consolidations and other organizational changes, sell, transfer or otherwise dispose of assets or enter into burdensome agreements or enter into transactions with affiliates on terms which are not arm’s length. The PBFX Term Loan contains affirmative and negative covenants customary for term loans of this nature which, among other things, limit PBFX’s use of the proceeds and restrict PBFX’s ability to incur liens and enter into burdensome agreements.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Additionally, under the terms of the PBFX Revolving Credit Facility is required to maintain the following financial ratios, each tested on a quarterly basis for the immediately preceding four quarter period then ended (or such shorter period as shall apply, the “Measurement Period”): (a) until such time as PBFX obtains an investment grade credit rating, Consolidated Interest Coverage Ratio (as defined in the PBFX Revolving Credit Facility) of at least 2.50 to 1.00; (b) the Consolidated Total Leverage Ratio of not greater than 4.00 to 1.00 (or 4.50 to 1.00 at any time after (i) PBFX has issued at least $100,000 of unsecured notes and (ii) in addition to clause (i), upon the consummation of a Material Permitted Acquisition (as defined in the PBFX Revolving Credit Facility) and for two-hundred seventy days immediately thereafter (an “Increase Period”), if elected by PBFX by written notice to the administrative agent given on or prior to the date of such acquisition, the maximum permitted Consolidated Total Coverage Ratio shall be increased by 0.50 to 1.00 above the otherwise relevant level (the “Step-Up”) provided that Increase Periods may not be successive unless the ratio has been complied with for at least one Measurement Period ending after such Increase Period (i.e., without giving effect to the Step-Up)) and (c) after PBFX has issued at least $100,000 of unsecured notes, the Consolidated Senior Secured Leverage Ratio (as defined in the credit agreement) of not greater than 3.50 to 1.00. The PBFX Revolving Credit Facility generally prohibits PBFX from making cash distributions (subject to certain exceptions) except for so long as no default or event of default exists or would be caused thereby, and only to the extent permitted by PBFX’s partnership agreement, PBFX may make cash distributions to its unit holders up to the amount of PBFX’s Available Cash (as defined in the partnership agreement).
The PBFX Revolving Credit Facility and the PBFX Term Loan contain events of default customary for transactions of their nature, including, but not limited to (and subject to any applicable grace periods in certain circumstances), the failure to pay any principal, interest or fees when due, failure to perform or observe any covenant contained in the PBFX Revolving Credit Facility or related documentation, any representation or warranty made in the agreements or related documentation being untrue in any material respect when made, default under certain material debt agreements, commencement of bankruptcy or other insolvency proceedings, certain changes in PBFX’s ownership or the ownership or board composition of PBF GP and material judgments or orders. Upon the occurrence and during the continuation of an event of default under the agreements, the lenders may, among other things, terminate their commitments, declare any outstanding loans to be immediately due and payable and/or exercise remedies against PBFX and the collateral as may be available to the lenders under the agreements and related documentation or applicable law.
The PBFX Revolving Credit Facility and the PBFX Term Loan may be repaid, from time-to-time, without penalty. As of December 31, 2015, there were $24,500 of borrowings and $2,000 of letters of credit outstanding under the PBFX Revolving Credit Facility, and $234,200 outstanding under the PBFX Term Loan. At December 31, 2014, there were borrowings of $275,100 outstanding under the PBFX Revolving Credit Facility and $234,900 outstanding under the PBFX Term Loan.
PBFX Senior Notes
On May 12, 2015, PBFX entered into an indenture among the Partnership, PBF Logistics Finance Corporation, a Delaware corporation and wholly-owned subsidiary of the Partnership (“PBF Finance,” and together with the Partnership, the “Issuers”), the Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee, under which the Issuers issued $350,000 in aggregate principal amount of 6.875% Senior Notes due 2023 (the “PBFX Senior Notes”). The initial purchasers in the offering purchased $330,090 aggregate principal amount of the PBFX Senior Notes pursuant to a private placement transaction conducted under Rule 144A and Regulation S of the Securities Act of 1933, as amended, and certain of PBF Energy’s officers and directors and their affiliates and family members purchased the remaining $19,910 aggregate principal amount of the PBFX Senior Notes in a separate private placement transaction. The Issuers received net proceeds of approximately $343,000 from the offering after deducting the initial purchasers’ discount and offering expenses, and used such proceeds to pay $88,000 of the cash consideration due in connection with the Delaware City Products Pipeline and Truck Rack Acquisition and to repay $255,000 of outstanding indebtedness under the PBFX Revolving Credit Facility.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBF LLC agreed to a limited guarantee of collection of the principal amount of the PBFX Senior Notes, but is not otherwise subject to the covenants of the indenture. The PBFX Senior Notes are general senior unsecured obligations of the Issuers and are equal in right of payment with all of the Issuers’ existing and future senior indebtedness, including amounts outstanding under the PBFX Revolving Credit Facility and PBFX Term Loan. The PBFX Senior Notes will be senior to any future subordinated indebtedness the Issuers may incur. The PBFX Senior Notes are effectively subordinated to all of the Issuers’ and the Guarantors’ existing and future secured debt, including the PBFX Revolving Credit Facility and PBFX Term Loan, to the extent of the value of the assets securing that secured debt and will be structurally subordinated to all indebtedness of PBFX’s subsidiaries that do not guarantee the PBFX Senior Notes.
The PBFX indenture contains customary terms, events of default and covenants for transactions of this nature. These covenants include limitations on PBFX’s and its restricted subsidiaries’ ability to, among other things: (i) make investments, (ii) incur additional indebtedness or issue preferred units, (iii) pay dividends or make distributions on units or redeem or repurchase its subordinated debt, (iv) create liens, (v) incur dividend or other payment restrictions affecting subsidiaries, (vi) sell assets, (vii) merge or consolidate with other entities and (viii) enter into transactions with affiliates. These covenants are subject to a number of important limitations and exceptions.
PBFX has optional redemption rights to repurchase all or a portion of the PBFX Senior Notes at varying prices no less than 100% of the principal amount of the PBFX Senior Notes, plus accrued and unpaid interest. The holders of the PBFX Senior Notes have repurchase options exercisable only upon a change in control, certain asset dispositions, or in event of default as defined in the indenture.
PBF LLC, exclusive of its consolidating subsidiaries, provides a limited guarantee of collection of the principal amount of the PBFX Revolving Credit Facility, the PBFX Term Loan and the PBFX Senior Notes. Under the PBF LLC parent company limited guarantee, PBF LLC would not have any obligation to make principal payments with respect to the notes unless all remedies, including in the context of bankruptcy proceedings, have first been fully exhausted against PBFX with respect to such payment obligation, and holders of the PBFX Revolving Credit Facility, the PBFX Term Loan and the PBFX Senior Notes are still owed amounts in respect of the principal of the notes. PBF LLC is not otherwise subject to the covenants of the indenture governing the notes. As a result of the limited guarantee the following PBF LLC parent company balance sheets and statements of operations support the limited guarantee of collection.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBF ENERGY COMPANY LLC (PARENT COMPANY)
BALANCE SHEETS
(in thousands)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,437	$135,210
Other current assets	18,644	—
Total current assets	24,081	135,210
Intercompany note receivable	330,865	12,510
Investment in subsidiaries	1,278,069	1,173,854
Total assets	$1,633,015	$1,321,574

LIABILITIES AND EQUITY

Current liabilities:
Intercompany note payable	$76,052	$—

Total equity	1,556,963	1,321,574
Total liabilities and equity	$1,633,015	$1,321,574

PBF ENERGY COMPANY LLC (PARENT COMPANY)
STATEMENT OF OPERATIONS
(in thousands)
	Year Ended December 31,
	2015	2014	2013
Equity in earnings of subsidiaries	$226,262	$36,341	$288,876
Interest income	50	269	157
Net income	$226,312	$36,610	$289,033
PBF Rail Revolving Credit Facility
Effective March 25, 2014, PBF Rail Logistics Company LLC (“PBF Rail”), an indirect wholly-owned subsidiary of PBF Holding, entered into a $250,000 secured revolving credit agreement (the “Rail Facility”) with a consortium of banks, including Credit Agricole Corporate & Investment Bank (“CA-CIB”) as Administrative Agent. The primary purpose of the Rail Facility is to fund the acquisition by PBF Rail of coiled and insulated crude tank cars and non-coiled and non-insulated general purpose crude tank cars (the “Eligible Railcars”) before December 2015.
The amount available to be advanced under the Rail Facility is equals to 70% of the lesser of the aggregate Appraised Value of the Eligible Railcars, or the aggregate Purchase Price of such Eligible Railcars, as these terms are defined in the Rail Facility. On the first anniversary of the closing, the advance rate adjusts automatically to 65%. At any time prior to maturity PBF Rail may repay and re-borrow any advances without premium or penalty.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

At PBF Rail’s election, advances bear interest at a rate per annum equal to one month LIBOR plus the Facility Margin for Eurodollar Loans, or the Corporate Base Rate plus the Facility Margin for Base Rate Loans (the Corporate Base Rate is equal to the higher of the prime rate as determined by CA-CIB, the Federal Funds Rate plus 50 basis points, or one month LIBOR plus 100 basis points), all as defined in the Rail Facility. In addition, there is a commitment fee on the unused portion. Interest and fees are payable monthly.
The lenders received a perfected, first priority security interest in all of PBF Rail’s assets, including but not limited to (i) the Eligible Railcars, (ii) all railcar marks and other intangibles, (iii) the rights of PBF Rail under the Transportation Services Agreement (“TSA”) entered into between PBF Rail and PBF Holding, (iv) the accounts of PBF Rail, and (v) proceeds from the sale or other disposition of the Eligible Railcars, including insurance proceeds. In addition, the lenders received a pledge of the membership interest of PBF Rail held by PBF Transportation Company LLC, a wholly-owned subsidiary of PBF Holding. The obligations of PBF Holding under the TSA are guaranteed by each of Delaware City Refining, Paulsboro Refining, and Toledo Refining.
On April 29, 2015, PBF Rail entered into the First Amendment to the Rail Facility. The amendments to the Rail Facility include the extension of the maturity to April 29, 2017, the reduction of the total commitment from $250,000 to $150,000, and the reduction of the commitment fee on the unused portion of the Rail Facility. On the first anniversary of the closing of the amendment, the advance rate adjusts automatically to 65%.
There was $67,491 and $37,270 outstanding under the Rail Facility at December 31, 2015 and December 31, 2014, respectively.
Senior Secured Notes
On February 9, 2012, PBF Holding completed the offering of $675,500 aggregate principal amount of 8.25% Senior Secured Notes due 2020 (the “2020 Senior Secured Notes”). The net proceeds, after deducting the original issue discount, the initial purchasers’ discounts and commissions, and the fees and expenses of the offering, were used to repay all of the outstanding indebtedness plus accrued interest owed under the Toledo Promissory Note, the Paulsboro Promissory Note, and the Term Loan, as well as to reduce the outstanding balance of the Revolving Loan.
On November 24, 2015, PBF Holding and PBF Holding’s wholly-owned subsidiary, PBF Finance Corporation completed an offering of $500,000 in aggregate principal amount of 7.00% Senior Secured Notes due 2023 (the “2023 Senior Secured Notes”, and together with the 2020 Senior Secured Notes, the “Senior Secured Notes”). The net proceeds from this offering were approximately $490,000 after deducting the initial purchasers’ discount and offering expenses. The Company intends to use the proceeds for general corporate purposes, including to fund a portion of the purchase price for the pending acquisition of the Torrance refinery and related logistics assets.
The 2023 Senior Secured Notes include a registration payment arrangement whereby the Company has agreed to file with the SEC and use reasonable efforts to cause to become effective within 365 days of the closing date, a registration statement relating to an offer to exchange the 2023 Senior Secured Notes for an issue of registered notes with terms substantially identical to the notes. The Company fully intends to file a registration statement for the exchange of the 2023 Senior Secured Notes within the 365 day period following the closing of the 2023 Senior Secured Notes. In addition, there are no restrictions or hindrances that the Company is aware of that would prohibit it from filing such registration statement and maintaining its effectiveness as stipulated in the registration rights agreement. As such, the Company asserts that it is not probable that it will have to transfer any consideration as a result of the registration rights agreement and thus no loss contingency was recorded.
The Senior Secured Notes are secured on a first-priority basis by substantially all of the present and future assets of PBF Holding and its subsidiaries (other than assets securing the Revolving Loan). Payment of the Senior Secured Notes is jointly and severally guaranteed by substantially all of PBF Holding’s subsidiaries. PBF Holding has optional redemption rights to repurchase all or a portion of the Senior Secured Notes at varying prices no less than 100% of the principal amounts of the notes plus accrued and unpaid interest. The holders of the Senior Secured

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Notes have repurchase options exercisable only upon a change in control, certain asset sale transactions, or in event of a default as defined in the indenture agreement. In addition, the Senior Secured Notes contain covenant restrictions limiting certain types of additional debt, equity issuances, and payments.
At all times after (a) a covenant suspension event which requires that the Senior Secure Notes have investment grade ratings from both Moody’s Investment Services, Inc. and Standard & Poor’s), or (b) a Collateral Fall-Away Event, as defined in the indenture, the Senior Secured Notes will become unsecured.
Catalyst Leases
Subsidiaries of the Company have entered into agreements at each of its refineries whereby the Company sold certain of its catalyst precious metals to major commercial banks and then leased them back. The catalyst is required to be repurchased by the Company at market value at lease termination. The Company treated these transactions as financing arrangements, and the lease payments are recorded as interest expense over the agreements’ terms. The Company has elected the fair value option for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in value of the underlying catalyst. The fair value of these repurchase obligations as reflected in the fair value of long-term debt outstanding table below is measured using Level 2 inputs.
Details on the catalyst leases at each of our refineries as of December 31, 2015 are included in the following table:

	Annual lease fee	Annual interest rate	Expiration date
Paulsboro catalyst lease	$180	1.95%	December 2016 *
Delaware City catalyst lease	$322	1.96%	October 2016 *
Toledo catalyst lease	$326	1.99%	June 2017
Chalmette catalyst lease	$185	3.85%	November 2018
* The Paulsboro and Delaware catalyst leases are included in long-term debt as of December 31, 2015 as the Company has the ability and intent to finance these debts through availability under other credit facilities if the catalyst leases are not renewed at maturity.
Long-term debt outstanding consisted of the following:

	December 31, 2015	December 31, 2014
2020 Senior Secured Notes	$669,644	$668,520
2023 Senior Secured Notes	500,000	—
PBFX Revolving Credit Facility	24,500	275,100
PBFX Term Loan	234,200	234,900
PBFX Senior Notes	350,000	—
Rail Facility	67,491	37,270
Catalyst leases	31,802	36,559
Unamortized deferred financing costs	(41,282)	(32,280)
	1,836,355	1,220,069
Less—Current maturities	—	—
Long-term debt	$1,836,355	$1,220,069

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Debt Maturities
Debt maturing in the next five years and thereafter is as follows:

Year Ending December 31,
2016	$17,252
2017	311,364
2018	4,877
2019	24,500
2020	669,644
Thereafter	850,000
$1,877,637

11. INTERCOMPANY NOTES PAYABLE
During 2013, PBF LLC, and its wholly-owned subsidiary, PBF Holding, entered into notes payables with PBF Energy. As of December 31, 2015 and 2014, PBF LLC had outstanding notes payable with PBF Energy for an aggregate principal amount of $214,624 and $109,754, respectively, of which $139,181 and $109,754 represents PBF Holdings outstanding notes payable with PBF Energy, respectively. The notes have an interest rate of 2.5% and a 5-year term but may be prepaid in whole or in part at any time, at the option of the payor without penalty or premium.

12. MARKETABLE SECURITIES
The U.S. Treasury securities purchased by the Company with the proceeds from the PBFX Offering are used as collateral to secure the PBFX Term Loan. PBFX anticipates holding the securities for an indefinite amount of time (the securities will be rolled over as they mature). As necessary and at the discretion of PBFX, these securities are expected to be liquidated and the proceeds used to fund future capital expenditures. While PBFX does not routinely sell marketable securities prior to their scheduled maturity dates, some of PBFX’s investments may be held and restricted for the purpose of funding future capital expenditures and acquisitions, so these investments are classified as available-for-sale marketable securities as they may occasionally be sold prior to their scheduled maturity dates due to the unexpected timing of cash needs. The carrying values of these marketable securities approximate fair value and are measured using Level 1 inputs. The maturities of the marketable securities range from one to three months and are classified on the balance sheet in non-current assets.
As of December 31, 2015 and December 31, 2014 the Company held $234,258 and $234,930, respectively, in marketable securities. The gross unrecognized holding gains and losses for the years ended December 31, 2015 and December 31, 2014 were not material. The net realized gains or losses from the sale of marketable securities were not material for the years ended December 31, 2015 and December 31, 2014.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

13. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following:

	December 31, 2015	December 31, 2014
Defined benefit pension plan liabilities	$42,509	$40,142
Post retiree medical plan	17,729	14,740
Environmental liabilities and other	8,455	7,868
	$68,693	$62,750

14. RELATED PARTY TRANSACTIONS
The Company engaged Fuel Strategies International, Inc., the principal of which is the brother of the Executive Chairman of the Board of Directors of the Company, to provide consulting services relating to petroleum coke and commercial operations. For the year ended December 31, 2015 there were no charges under this agreement. For the years ended December 31, 2014 and 2013, the Company incurred charges of $588 and $646, respectively, under this agreement.
The Company has an agreement with the Executive Chairman of the Board of Directors, for the use of an airplane that is owned by a company owned by the Executive Chairman. The Company pays a charter rate that is the lowest rate this aircraft is chartered to third-parties. For the years ended December 31, 2015, 2014 and 2013, the Company incurred charges of $957, $1,214, and $1,274, respectively, related to the use of this airplane.
As of December 31, 2013, each of Blackstone and First Reserve, the Company’s financial sponsors, had received the full return of its aggregate amount invested in PBF LLC Series A Units. As a result, pursuant to the amended and restated limited liability company agreement of PBF LLC, the holders of PBF LLC Series B Units are entitled to an interest in the amounts received by Blackstone and First Reserve in excess of their original investment in the form of PBF LLC distributions and from the shares of PBF Energy Class A Common Stock issuable to Blackstone and First Reserve (for their own account and on behalf of the holders of PBF LLC Series B Units) upon an exchange, and the proceeds from the sale of such shares. Such proceeds received by Blackstone and First Reserve are distributed to the holders of the PBF LLC Series B Units in accordance with the distribution percentages specified in the PBF LLC amended and restated limited liability company agreement. The total amount distributed to the PBF LLC Series B Unit holders for the years ended December 31, 2015, 2014 and 2013 was $19,592, $130,523 and $6,427 respectively. There were no amounts distributed to PBF LLC Series B Unit holders prior to 2013.

15. COMMITMENTS AND CONTINGENCIES
Lease and Other Commitments
The Company leases office space, office equipment, refinery facilities and equipment, and railcars under non-cancelable operating leases, with terms ranging from one to twenty years, subject to certain renewal options as applicable. Total rent expense was $126,060, $98,473, and $70,581 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company is party to agreements which provide for the treatment of wastewater and the supply of hydrogen and steam for certain of its refineries. The Company made purchases of $36,139, $40,444 and $38,383 under these supply agreements for the years ended December 31, 2015, 2014 and 2013, respectively.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The fixed and determinable amounts of the obligations under these agreements and total minimum future annual rentals, exclusive of related costs, are approximately:

Year Ending December 31,
2016	$138,890
2017	131,057
2018	122,286
2019	95,397
2020	94,666
Thereafter	237,435
$819,731

Employment Agreements
Concurrent with the PBF Energy IPO in December 2012, PBF Investments (“PBFI”) entered into amended and restated employment agreements with members of executive management and certain other key personnel that include automatic annual renewals, unless canceled. Under some of the agreements, certain of the executives would receive a lump sum payment of between one and a half to 2.99 times their base salary and continuation of certain employee benefits for the same period upon termination by the Company “Without Cause”, or by the employee “For Good Reason”, or upon a “Change in Control”, as defined in the agreements. Upon death or disability, certain of the Company’s executives, or their estates, would receive a lump sum payment of at least one half of their base salary.
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
In connection with the Paulsboro refinery acquisition, the Company assumed certain environmental remediation obligations. The environmental liability of $10,367 recorded as of December 31, 2015 ($10,476 as of December 31, 2014) represents the present value of expected future costs discounted at a rate of 8%. At December 31, 2015 the undiscounted liability is $15,646 and the Company expects to make aggregate payments for this liability of $5,998 over the next five years. The current portion of the environmental liability is recorded in accrued expenses and the non-current portion is recorded in other long-term liabilities. As of December 31, 2015 and December 31, 2014, this liability is self-guaranteed by the Company.
In connection with the acquisition of the Delaware City assets, Valero Energy Corporation (“Valero”) remains responsible for certain pre-acquisition environmental obligations up to $20,000 and the predecessor to Valero in ownership of the refinery retains other historical obligations.
In connection with the acquisition of the Delaware City assets and the Paulsboro refinery, the Company and Valero purchased ten year, $75,000 environmental insurance policies to insure against unknown environmental liabilities at each site. In connection with the Toledo refinery acquisition, Sunoco remains responsible for environmental remediation for conditions that existed on the closing date for twenty years from March 1, 2011 subject to certain limitations.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

In connection with the acquisition of the Chalmette refinery, the Company obtained $3,936 in financial assurance (in the form of a surety bond) to cover estimated potential site remediation costs associated with an agreed to Administrative Order of Consent with the EPA. The estimated cost assumes remedial activities will continue for a minimum of 30 years. Further, in connection with the acquisition of the Chalmette refinery, the Company purchased a ten year, $100,000 environmental insurance policy to insure against unknown environmental liabilities at the refinery.
In 2010, New York State adopted a Low-Sulfur Heating Oil mandate that, beginning July 1, 2012, requires all heating oil sold in New York State to contain no more than 15 parts per million (“PPM”) sulfur. Since July 1, 2012, other states in the Northeast market began requiring heating oil sold in their state to contain no more than 15 PPM sulfur. Currently, six Northeastern states require heating oil with 15 PPM or less sulfur. By July 1, 2016, two more states are expected to adopt this requirement and by July 1, 2018 most of the remaining Northeastern states (except for Pennsylvania and New Hampshire) will require heating oil with 15 PPM or less sulfur. All of the heating oil the Company currently produces meets these specifications. The mandate and other requirements do not currently have a material impact on the Company’s financial position, results of operations or cash flows.
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
The EPA was required to release the final annual standards for the Reformulated Fuels Standard (“RFS”) for 2014 no later than Nov 29, 2013 and for 2015 no later than Nov 29, 2014. The EPA did not meet these requirements but did release proposed standards for 2014. The EPA did not finalize this proposal in 2014. However, in May 2015, the EPA re-proposed annual standards for RFS 2 for 2014, and proposed new standards for 2015 and 2016 and biomass-based diesel volumes for 2017. The final standards were issued on November 30, 2015. The standards issued by the EPA include volume requirements in the annual standards which, while below the volumes originally set by Congress, increased renewable fuel use in the U.S. above historical levels and provide for steady growth over time. The EPA also increased the required volume of biomass-based diesel in 2015, 2016, and 2017 while maintaining the opportunity for growth in other advanced biofuels. The Company is currently evaluating the final standards and they may have a material impact on the Company’s cost of compliance with RFS 2.
The EPA published a Final Rule to the Clean Water Act (“CWA”) Section 316(b) in August 2014 regarding cooling water intake structures, which includes requirements for petroleum refineries. The purpose of this rule is to prevent fish from being trapped against cooling water intake screens (impingement) and to prevent fish from being drawn through cooling water systems (entrainment). Facilities will be required to implement Best Technology Available (BTA) as soon as possible, but state agencies have the discretion to establish implementation time lines. The Company continues to evaluate the impact of this regulation, and at this time does not anticipate it having a material impact on the Company’s financial position, results of operations or cash flows.
In addition, on December 1, 2015 the EPA finalized revisions to an existing air regulation concerning Maximum Achievable Control Technologies (“MACT”) for Petroleum Refineries. The regulation requires additional continuous monitoring systems for eligible process safety valves relieving to atmosphere, minimum flare gas heat (Btu) content, and delayed coke drum vent controls to be installed by January 30, 2019. In addition, a program for ambient fence line monitoring for benzene will need to be implemented by January 30, 2018. The Company is currently evaluating the final standards to evaluate the impact of this regulation, and at this time does not anticipate it will have a material impact on the Company’s financial position, results of operations or cash flows.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The Delaware City Rail Terminal and DCR West Rack are collocated with the Delaware City refinery, and are located in Delaware’s coastal zone where certain activities are regulated under the Delaware Coastal Zone act. On June 14, 2013, two administrative appeals were filed by the Sierra Club and Delaware Audubon (collectively, the “Appellants”) regarding an air permit Delaware City Refining obtained to allow loading of crude oil onto barges. The appeals allege that both the loading of crude oil onto barges and the operation of the Delaware City Rail Terminal violate Delaware’s Coastal Zone Act. The first appeal is Number 2013-1 before the State Coastal Zone Industrial Control Board (the “CZ Board”), and the second appeal is before the Environmental Appeals Board (the “EAB”) and appeals Secretary’s Order No. 2013-A-0020. The CZ Board held a hearing on the first appeal on July 16, 2013, and ruled in favor of Delaware City Refining and the State of Delaware and dismissed Appellants’ appeal for lack of standing. The Appellants appealed that decision to the Delaware Superior Court, New Castle County, Case No. N13A-09-001 ALR, and Delaware City Refining and the State of Delaware filed cross-appeals. A hearing on the second appeal before the EAB, case no. 2013-06, was held on January 13, 2014, and the EAB ruled in favor of Delaware City Refining and the State and dismissed the appeal for lack of jurisdiction. The Appellants also filed a Notice of Appeal with the Superior Court appealing the EAB’s decision. On March 31, 2015 the Superior Court affirmed the decisions by both the CZ Board and the EAB stating they both lacked jurisdiction to rule on the Appellants’ appeal. The Appellants appealed to the Delaware Supreme Court, and, on November 5, 2015, the Delaware Supreme Court affirmed the Superior Court decision.
The Company is also currently subject to certain other existing environmental claims and proceedings. The Company believes that there is only a remote possibility that future costs related to any of these other known contingent liability exposures would have a material impact on its financial position, results of operations or cash flows.
PBF LLC Limited Liability Company Agreement
The holders of limited liability company interests in PBF LLC, including PBF Energy, generally have to include for purposes of calculating their U.S. federal, state and local income taxes their share of any taxable income of PBF LLC, regardless of whether such holders receive cash distributions from PBF LLC. PBF Energy ultimately may not receive cash distributions from PBF LLC equal to its share of such taxable income or even equal to the actual tax due with respect to that income. For example, PBF LLC is required to include in taxable income PBF LLC’s allocable share of PBFX’s taxable income and gains (such share to be determined pursuant to the partnership agreement of PBFX), regardless of the amount of cash distributions received by PBF LLC from PBFX, and such taxable income and gains will flow-through to PBF Energy to the extent of its allocable share of the taxable income of PBF LLC. As a result, at certain times, the amount of cash otherwise ultimately available to PBF Energy on account of its indirect interest in PBFX may not be sufficient for PBF Energy to pay the amount of taxes it will owe on account of its indirect interests in PBFX.
Taxable income of PBF LLC generally is allocated to the holders of PBF LLC units (including PBF Energy) pro-rata in accordance with their respective share of the net profits and net losses of PBF LLC. In general, PBF LLC is required to make periodic tax distributions to the members of PBF LLC, including PBF Energy, pro-rata in accordance with their respective percentage interests for such period (as determined under the amended and restated limited liability company agreement of PBF LLC), subject to available cash and applicable law and contractual restrictions (including pursuant to our debt instruments) and based on certain assumptions. Generally, these tax distributions are required to be in an amount equal to our estimate of the taxable income of PBF LLC for the year multiplied by an assumed tax rate equal to the highest effective marginal combined U.S. federal, state and local income tax rate prescribed for an individual or corporate resident in New York, New York (taking into account the nondeductibility of certain expenses). If, with respect to any given calendar year, the aggregate periodic tax distributions were less than the actual taxable income of PBF LLC multiplied by the assumed tax rate, PBF LLC is required to make a “true up” tax distribution, no later than March 15 of the following year, equal to such difference, subject to the available cash and borrowings of PBF LLC. PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Tax Receivable Agreement
PBF Energy (the Company’s indirect parent) entered into a tax receivable agreement with the PBF LLC Series A and PBF LLC Series B Unit holders (the “Tax Receivable Agreement”) that provides for the payment by PBF Energy to such persons of an amount equal to 85% of the amount of the benefits, if any, that PBF Energy is deemed to realize as a result of (i) increases in tax basis, as described below, and (ii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. For purposes of the Tax Receivable Agreement, the benefits deemed realized by PBF Energy will be computed by comparing the actual income tax liability of PBF Energy (calculated with certain assumptions) to the amount of such taxes that PBF Energy would have been required to pay had there been no increase to the tax basis of the assets of PBF LLC as a result of purchases or exchanges of PBF LLC Series A Units for shares of PBF Energy’s Class A common stock and had PBF Energy not entered into the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless: (i) PBF Energy exercises its right to terminate the Tax Receivable Agreement, (ii) PBF Energy breaches any of its material obligations under the Tax Receivable Agreement or (iii) certain changes of control occur, in which case all obligations under the Tax Receivable Agreement will generally be accelerated and due as calculated under certain assumptions.

The payment obligations under the Tax Receivable Agreement are obligations of PBF Energy and not of PBF LLC or PBF Holding. In general, PBF Energy expects to obtain funding for these annual payments from PBF LLC, primarily through tax distributions, which PBF LLC makes on a pro-rata basis to its owners. Such owners include PBF Energy, which holds a 95.1% and 89.9% interest in PBF LLC as of December 31, 2015 and December 31, 2014, respectively. PBF LLC obtains funding to pay its tax distributions by causing PBF Holding to distribute cash to PBF LLC and from distributions it receives from PBFX.

16. MEMBERS’ EQUITY STRUCTURE
PBF LLC Capital Structure
PBF LLC Series A Units
The allocation of profits and losses and distributions to PBF LLC Series A unit holders is governed by the Limited Liability Company Agreement of PBF LLC. These allocations are made on a pro rata basis with PBF LLC Series C Units. PBF LLC Series A unit holders do not have voting rights.
PBF LLC Series B Units
The PBF LLC Series B Units are intended to be “profit interests” within the meaning of Revenue Procedures 93-27 and 2001-43 of the Internal Revenue Service and have a stated value of zero at issuance. The PBF LLC Series B Units are held by certain of the Company’s current and former officers, have no voting rights and are designed to increase in value only after the Company’s financial sponsors achieve certain levels of return on their investment in PBF LLC Series A Units. Accordingly, the amounts paid to the holders of PBF LLC Series B Units, if any, will reduce only the amounts otherwise payable to the PBF LLC Series A Units held by the Company’s financial sponsors, and will not reduce or otherwise impact any amounts payable to PBF Energy (the holder of PBF LLC Series C Units), the holders of PBF Energy’s Class A common stock or any other holder of PBF LLC Series A Units. The maximum number of PBF LLC Series B Units authorized to be issued is 1,000,000.
PBF LLC Series C Units
The PBF LLC Series C Units rank on a parity with the PBF LLC Series A Units as to distribution rights, voting rights and rights upon liquidation, winding up or dissolution. PBF LLC Series C Units are held solely by PBF Energy.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Information about the issued classes of PBF LLC units for the years ended December 31, 2015, 2014 and 2013, is as follows:

	Series A Units	Series B Units	Series C Units
Balance—January 1, 2013	72,972,131	1,000,000	23,571,221
Secondary offering transaction	(15,950,000)	—	15,950,000
Issuances of restricted stock	—	—	60,392
Exercise of warrants and options	263,403	—	—
Exchange of Series A Units for Class A common stock of PBF Energy Inc.	(83,860)	—	83,860
Balance - December 31, 2013	57,201,674	1,000,000	39,665,473
Secondary offering transactions	(48,000,000)	—	48,000,000
Issuances of restricted stock	—	—	30,348
Exercise of warrants and options	26,533	—	—
Exchange of Series A Units for Class A common stock of PBF Energy Inc.	(56,694)	—	56,694
Redemption of C Units in connection with stock repurchase	—	—	(5,765,946)
Surrender of units for tax withholding	(817)	—	(5,450)
Balance - December 31, 2014	9,170,696	1,000,000	81,981,119
Secondary offering transaction	(3,804,653)	—	3,804,653
Issuances of restricted stock	—	—	247,720
Exercise of warrants and options	149,974	—	12,766
Exchange of Series A Units for Class A common stock of PBF Energy Inc.	(529,178)	—	529,178
Redemption of C Units in connection with stock repurchase	—	—	(284,771)
Surrender of units for tax withholding	(1,481)	—	(8,732)
Purchase of Series C units in connection with the October 2015 Equity Offering	—	—	11,500,000
Balance—December 31, 2015	4,985,358	1,000,000	97,781,933
The warrants and options exercised in the table above include both non-compensatory and compensatory PBF LLC Series A warrants and options.
Repurchase Program
On August 19, 2014, PBF Energy’s Board of Directors authorized the repurchase of up to $200,000 of the Company’s Series C Units, through the repurchase of PBF Energy’s Class A common stock (the “Repurchase Program”). On October 29, 2014, PBF Energy’s Board of Directors approved an additional $100,000 increase to the existing Repurchase Program. The Repurchase Program expires on September 30, 2016. As of December 31, 2015 the Company has purchased approximately 6.05 million of the Company’s Series C Units under the Repurchase Program, for a total of $150,804 through the purchase of PBF Energy’s Class A common stock in open market transactions.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes the Company’s Series C Unit repurchase activity under the Repurchase Program:

	Number of units purchased (1)	Cost of purchased units
Units purchased at December 31, 2013	—	$—
Units purchased during 2014	5,765,946	142,731
Units purchased at December 31, 2014	5,765,946	142,731
Units purchased during 2015	284,771	8,073
Units purchased at December 31, 2015	6,050,717	$150,804
—————————————
(1) - The shares purchased include only those units that have settled as of the period end date.
These repurchases of Series C Units through the repurchases of PBF Energy Class A common stock may be made from time to time through various methods, including open market transactions, block trades, accelerated share repurchases, privately negotiated transactions or otherwise, certain of which may be effected through Rule 10b5-1 and Rule 10b-18 plans. The timing and number of units repurchased will depend on a variety of factors, including price, capital availability, legal requirements and economic and market conditions. The Company is not obligated to purchase any units under the Repurchase Program, and repurchases may be suspended or discontinued at any time without prior notice.

As of December 31, 2015, the Company had $149,196 remaining in authorized expenditures under the Repurchase Program.
The Company also records Series A units surrendered to cover income tax withholdings for certain directors and employees pursuant to the vesting of certain awards under the Company’s equity-based compensation plans as treasury shares.

17. NONCONTROLLING INTERESTS
Noncontrolling Interest in PBFX
Subsequent to the PBFX Offering, PBF LLC held a 50.2% limited partner interest in PBFX and all of PBFX’s incentive distribution rights, with the remaining 49.8% limited partner interest held by public common unit holders. In connection with the DCR West Rack Acquisition, the Toledo Storage Facility Acquisition and the Delaware City Products Pipeline and Truck Rack Acquisition, PBF LLC increased its ownership in PBFX to a 53.7% limited partner interest, with the remaining 46.3% limited partner interest owned by public common unit holders as of December 31, 2015. PBF LLC is also the sole member of PBF GP, the general partner of PBFX.
PBF Energy, through its ownership of PBF LLC, consolidates the financial results of PBFX, and records a noncontrolling interest for the economic interest in PBFX held by the public common unit holders. Noncontrolling interest on the consolidated statements of operations includes the portion of net income or loss attributable to the economic interest in PBFX held by the public common unit holders of PBFX other than PBF Energy (through its ownership in PBF LLC). Noncontrolling interest on the consolidated balance sheets includes the portion of net assets of PBFX attributable to the public common unit holders of PBFX.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The noncontrolling interest ownership percentages of PBFX as of the PBFX Offering, DCR West Rack Acquisition, the Toledo Storage Facility Acquisition, Delaware City Products Pipeline and Truck Rack and the year ended December 31, 2015 are calculated as follows:

	Units of PBFX Held by the Public	Units of PBFX Held by PBF LLC (Including Subordinated Units)	Total
May 14, 2014	15,812,500	15,960,606	31,773,106
	49.8%	50.2%	100.0%
September 30, 2014	15,812,500	16,550,142	32,362,642
	48.9%	51.1%	100.0%
December 31, 2014	15,812,500	17,171,077	32,983,577
	47.9%	52.1%	100.0%
May 15, 2015	15,812,500	18,459,497	34,271,997
	46.1%	53.9%	100.0%
December 31, 2015	15,924,676	18,459,497	34,384,173
	46.3%	53.7%	100.0%
Noncontrolling Interest in Subsidiaries of PBF Holding
Subsequent to the Chalmette Acquisition, PBF Holding recorded noncontrolling interests in two subsidiaries of Chalmette Refining. PBF Holding, through Chalmette Refining, owns an 80% ownership interest in both Collins Pipeline Company and T&M Terminal Company. The Company recorded a noncontrolling interest in the earnings of these subsidiaries of $274 for the year ended December 31, 2015.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes the changes in equity for the controlling and noncontrolling interests of PBF LLC for the year ended December 31, 2015:

	PBF LLC Equity	Noncontrolling Interest in PBFX	Noncontrolling Interest in PBF Holding	Total Equity
Balance at January 1, 2015	$1,316,468	$336,369	$—	$1,652,837
Comprehensive income	228,418	34,606	274	263,298
Dividends and distributions	(350,658)	(23,458)	—	(374,116)
Issuance of additional PBFX common units	11,390	(11,390)	—	—
Stock-based compensation	9,218	4,279	—	13,497
Exercise of PBF LLC options and warrants, net	90		—	90
Purchase of Series C units in connection with the October 2015 Equity Offering	345,000	—	—	345,000
Purchase of treasury stock	(8,073)	—	—	(8,073)
Record noncontrolling interest in Chalmette Acquisition	—	—	16,951	16,951
Other	—	(89)	—	(89)
Balance at December 31, 2015	$1,551,853	$340,317	$17,225	$1,909,395
Comprehensive Income
Comprehensive income includes net income and other comprehensive income (loss) arising from activity related to the Company’s defined benefit employee benefit plan and unrealized gain on available-for-sale securities. The following table summarizes the allocation of total comprehensive income between the controlling and noncontrolling interests of PBF LLC for the year ended December 31, 2015:

	Attributable to PBF LLC	Noncontrolling Interests	Total
Net income	$226,312	$34,880	$261,192
Other comprehensive income:
Unrealized gain on available for sale securities	124	—	124
Amortization of defined benefit plans unrecognized net gain	1,982	—	1,982
Total other comprehensive income	2,106	—	2,106
Total comprehensive income	$228,418	$34,880	$263,298

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes the allocation of total comprehensive income of PBF LLC between the controlling and noncontrolling interests for the year ended December 31, 2014:

	Attributable to PBF LLC	Noncontrolling Interest	Total
Net income	$36,610	$14,740	$51,350
Other comprehensive income (loss):
Unrealized gain on available for sale securities	127	—	127
Amortization of defined benefit plans unrecognized net loss	(12,465)	—	(12,465)
Total other comprehensive loss	(12,338)	—	(12,338)
Total comprehensive income	$24,272	$14,740	$39,012
The following table summarizes the allocation of total comprehensive income of PBF LLC between the controlling and noncontrolling interests for the year ended December 31, 2013:

	Attributable to PBF LLC	Noncontrolling Interest	Total
Net income	$239,033	$—	$239,033
Other comprehensive loss:
Unrealized loss on available for sale securities	(308)	—	(308)
Amortization of defined benefit plans unrecognized net loss	(5,289)	—	(5,289)
Total other comprehensive loss	(5,597)	—	(5,597)
Total comprehensive income	$233,436	$—	$233,436
18. STOCK-BASED COMPENSATION
Stock-based compensation expense included in general and administrative expenses consisted of the following:

	Years Ended December 31,
	2015	2014	2013
PBF LLC Series A Unit compensatory warrants and options	$—	$522	$779
PBF LLC Series B Units	—	—	530
PBF Energy options	7,528	4,343	2,051
PBF Energy restricted shares	1,690	1,230	393
PBFX Phantom Units	4,279	1,086	—
	$13,497	$7,181	$3,753
PBF LLC Series A warrants and options
PBF LLC granted compensatory warrants to employees of the Company in connection with their purchase of Series A units in PBF LLC. The warrants grant the holder the right to purchase PBF LLC Series A Units. One-quarter of the PBF LLC Series A compensatory warrants were exercisable at the date of grant and the remaining three-quarters become exercisable over equal annual installments on each of the first three anniversaries of the grant date subject to acceleration in certain circumstances. They are exercisable for ten years from the date of grant. The remaining warrants became fully exercisable in connection with the IPO of PBF Energy.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

In addition, options to purchase PBF LLC Series A units were granted to certain employees, management and directors of PBF Energy. Options vest over equal annual installments on each of the first three anniversaries of the grant date subject to acceleration in certain circumstances. The options are exercisable for ten years from the date of grant.
The Company did not issue PBF LLC Series A Units compensatory warrants or options in 2015, 2014 or 2013.
The following table summarizes activity for PBF LLC Series A compensatory warrants and options for the years ended December 31, 2015, 2014 and 2013:

	Number of PBF LLC Series A Compensatory Warrants and Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock Based Compensation, Outstanding at January 1, 2013	1,184,726	$10.44	8.23
Exercised	(301,979)	10.11	—
Forfeited	(41,668)	11.27	—
Outstanding at December 31, 2013	841,079	$10.52	7.40
Exercised	(32,934)	10.00	—
Forfeited	(6,666)	11.59	—
Outstanding at December 31, 2014	801,479	$10.53	6.41
Exercised	(160,700)	10.28	—
Forfeited	—	—	—
Outstanding at December 31, 2015	640,779	$10.59	5.46
Exercisable and vested at December 31, 2015	640,779	$10.59	5.46
Exercisable and vested at December 31, 2014	753,985	$10.41	6.34
Exercisable and vested at December 31, 2013	545,247	$10.24	7.23
Expected to vest at December 31, 2015	640,779	$10.59	5.46
The total intrinsic value of stock options outstanding and exercisable at December 31, 2015 was $16,797, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014, and 2013 was $3,452, $618, and $4,298, respectively.
There was no unrecognized compensation expense related to PBF LLC Series A warrants and options at December 31, 2015. Unrecognized compensation expense related to PBF LLC Series A warrants and options at December 31, 2014 was $140, which was recognized in 2015.

Prior to 2014, members of management of the Company had also purchased an aggregate of 2,740,718 non-compensatory Series A warrants in PBF LLC with an exercise price of $10.00 per unit, all of which were immediately exercisable. During the year ended December 31, 2015 and 2014, 24,000 and 11,700 non-compensatory warrants were exercised. At December 31, 2015 and 2014, there were 32,719 and 56,719 non-compensatory warrants outstanding, respectively.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

PBF LLC Series B Units
PBF LLC Series B Units were issued and allocated to certain members of management during the years ended December 31, 2011 and 2010. One-quarter of the PBF LLC Series B Units vested at the time of grant and the remaining three-quarters vested in equal annual installments on each of the first three anniversaries of the grant date, subject to accelerated vesting upon certain events. The Series B Units fully vested during the year ended December 31, 2013.

The following table summarizes activity for PBF LLC Series B Units for the year ended December 31, 2013.

	Number of PBF LLC Series B units	Weighted Average Grant Date Fair Value
Non-vested units at January 1, 2013	250,000	$5.11
Allocated	—	—
Vested	(250,000)	5.11
Forfeited	—	—
Non-vested units at December 31, 2013	—	$—
PBF Energy options and restricted stock
PBF Energy grants awards of its Class A common stock under the 2012 Equity Incentive Plan which authorizes the granting of various stock and stock-related awards to employees, prospective employees and non-employees. Awards include options to purchase shares of Class A common stock and restricted Class A common stock that vest over a period determined by the plan.
A total of 1,899,500 and 1,135,000 options to purchase shares of PBF Energy Class A common stock were granted to certain employees and management of PBF LLC in the years ended December 31, 2015 and 2014, respectively. A total of 247,720 and 30,348 shares of restricted Class A common stock were granted to certain directors, employees and management of PBF Energy as of December 31, 2015 and 2014, respectively. The PBF Energy options and restricted Class A common stock vest in equal annual installments on each of the first four anniversaries of the grant date subject to acceleration in certain circumstances. The options are exercisable for ten years from the date of grant.
The estimated fair value of PBF Energy options granted during the years ended December 31, 2015, 2014 and 2013 was determined using the Black-Scholes pricing model with the following weighted average assumptions:

	December 31, 2015	December 31, 2014	December 31, 2013
Expected life (in years)	6.25	6.25	6.25
Expected volatility	38.4%	52.0%	52.1%
Dividend yield	3.96%	4.82%	4.43%
Risk-free rate of return	1.58%	1.80%	1.53%
Exercise price	$30.28	$24.78	$27.79

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following table summarizes activity for PBF Energy options for the years ended December 31, 2015, 2014 and 2013.

	Number of PBF Energy Class A Common Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Stock-based awards, outstanding at January 1, 2013	682,500	$26.00	9.95
Granted	697,500	27.79	10.00
Exercised	—	—	—
Forfeited	(60,000)	25.36	—
Outstanding at December 31, 2013	1,320,000	$26.97	9.33
Granted	1,135,000	24.78	10.00
Exercised	—	—	—
Forfeited	(53,125)	25.44	—
Outstanding at December 31, 2014	2,401,875	$25.97	8.67
Granted	1,899,500	30.28	10.00
Exercised	(30,000)	25.79	—
Forfeited	(15,000)	26.38	—
Outstanding at December 31, 2015	4,256,375	$27.89	8.32
Exercisable and vested at December 31, 2015	1,136,250	$26.22	7.61
Exercisable and vested at December 31, 2014	485,000	$26.66	8.21
Exercisable and vested at December 31, 2013	158,125	$26.00	8.95
Expected to vest at December 31, 2015	4,256,375	$27.89	8.23
The total estimated fair value of PBF Energy options granted in 2015 and 2014 was $14,512 and $9,068 and the weighted average per unit fair value was $7.64 and $7.99. The total intrinsic value of stock options outstanding and exercisable at December 31, 2015, was $38,167 and $12,139, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2015 was $133.
Unrecognized compensation expense related to PBF Energy options at December 31, 2015 was $21,556, which will be recognized from 2016 through 2019.
PBFX Phantom Units
PBF GP’s board of directors adopted the PBF Logistics LP 2014 Long-Term Incentive Plan (the “PBFX LTIP”) in connection with the completion of the PBFX Offering. The PBFX LTIP is for the benefit of employees, consultants, service providers and non-employee directors of the general partner and its affiliates.
In 2014 and 2015, PBFX issued phantom unit awards under the PBFX LTIP to certain directors, officers and employees of our general partner or its affiliates as compensation. The fair value of each phantom unit on the grant date is equal to the market price of PBFX’s common unit on that date. The estimated fair value of PBFX’s phantom units is amortized over the vesting period of four years, using the straight-line method. Total unrecognized compensation cost related to PBFX’s nonvested phantom units totaled $8,316 and $6,231 as of December 31, 2015 and 2014, respectively, which is expected to be recognized over a weighted-average period of four years. The fair value of nonvested service phantom units outstanding as of December 31, 2015 and 2014, totaled $10,109 and $7,318, respectively.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

A summary of PBFX’s unit award activity for the year ended December 31, 2015 and 2014 is set forth below:

	Number of Phantom Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	—	$—
Granted	285,522	26.57
Forfeited	(10,000)	26.74
Nonvested at December 31, 2014	275,522	$26.56
Granted	266,360	23.92
Vested	(137,007)	25.83
Forfeited	(1,500)	26.74
Nonvested at December 31, 2015	403,375	$25.06
The PBFX LTIP provides for the issuance of distribution equivalent rights (“DERs”) in connection with phantom unit awards. A DER entitles the participant to nonforfeitable cash payments equal to the product of the number of phantom unit awards outstanding for the participant and the cash distribution per common unit paid by PBFX to its common unit holders. Cash payments made in connection with DERs are charged to partners’ equity, accrued and paid upon vesting.

19. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan
The Company’s defined contribution plan covers all employees. Employees are eligible to participate as of the first day of the month following 30 days of service. Participants can make basic contributions up to 50 percent of their annual salary subject to Internal Revenue Service limits. The Company matches participants’ contributions at the rate of 200 percent of the first 3 percent of each participant’s total basic contribution based on the participant’s total annual salary. The Company’s contribution to the qualified defined contribution plans was $12,753, $11,364 and $10,450 for the years ended December 31, 2015, 2014 and 2013, respectively.
Defined Benefit and Post-Retirement Medical Plans
The Company sponsors a noncontributory defined benefit pension plan (the “Qualified Plan”) with a policy to fund pension liabilities in accordance with the limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and Federal income tax laws. In addition, the Company sponsors a supplemental pension plan covering certain employees, which provides incremental payments that would have been payable from the Company’s principal pension plan, were it not for limitations imposed by income tax regulations (the “Supplemental Plan”). The funded status is measured as the difference between plan assets at fair value and the projected benefit obligation which is to be recognized in the balance sheet. The plan assets and benefit obligations are measured as of the balance sheet date.
The non-union Delaware City employees and all Paulsboro, Toledo and Chalmette employees became eligible to participate in the Company’s defined benefit plans as of the respective acquisition dates. The union Delaware City employees became eligible to participate in the Company’s defined benefit plans upon commencement of normal operations. The Company did not assume any of the employees’ pension liability accrued prior to the respective acquisitions.
The Company formed the Post-Retirement Medical Plan on December 31, 2010 to provide health care coverage continuation from date of retirement to age 65 for qualifying employees associated with the Paulsboro acquisition. The Company credited the qualifying employees with their prior service under Valero which resulted in the

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

recognition of a liability for the projected benefit obligation. The Post-Retirement Medical Plan was amended during 2013 to include all corporate employees, amended in 2014 to include Delaware City and Toledo employees and amended in 2015 to include Chalmette employees.
The changes in the benefit obligation, the changes in fair value of plan assets, and the funded status of the Company’s Pension and Post-Retirement Medical Plans as of and for the years ended December 31, 2015 and 2014 were as follows:

	Pension Plans		Post-Retirement Medical Plan
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$81,098	$53,350	$14,740	$8,225
Service cost	24,298	19,407	967	1,099
Interest cost	2,974	2,404	558	520
Plan amendments	—	529	1,533	3,911
Benefit payments	(2,231)	(2,634)	(381)	(215)
Actuarial loss (gain)	(6,128)	8,042	312	1,200
Projected benefit obligation at end of year	$100,011	$81,098	$17,729	$14,740
Change in plan assets:
Fair value of plan assets at beginning of year	$40,956	$25,050	$—	$—
Actual return on plan assets	(13)	1,822	—	—
Benefits paid	(2,231)	(2,634)	(381)	(215)
Employer contributions	18,790	16,718	381	215
Fair value of plan assets at end of year	$57,502	$40,956	$—	$—
Reconciliation of funded status:
Fair value of plan assets at end of year	$57,502	$40,956	$—	$—
Less: benefit obligations at end of year	100,011	81,098	17,729	14,740
Funded status at end of year	$(42,509)	$(40,142)	$(17,729)	$(14,740)
The accumulated benefit obligations for the Company’s Pension Plans exceed the fair value of the assets of those plans at December 31, 2015 and 2014. The accumulated benefit obligation for the defined benefit plans approximated $80,897 and $66,576 at December 31, 2015 and 2014, respectively.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

Benefit payments, which reflect expected future services, that the Company expects to pay are as follows for the years ended December 31:

	Pension Benefits	Post-Retirement Medical Plan
2016	$11,125	$843
2017	8,271	1,141
2018	9,403	1,296
2019	10,694	1,580
2020	13,429	1,788
Years 2021-2025	88,044	8,835
The Company’s funding policy for its defined benefit plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that may be appropriate considering the funded status of the plans, tax consequences, the cash flow generated by the Company and other factors. The Company plans to contribute approximately $16,700 to the Company’s Pension Plans during 2016.
The components of net periodic benefit cost were as follows for the years ended December 31, 2015, 2014 and 2013:

	Pension Benefits			Post-Retirement Medical Plan
	2015	2014	2013	2015	2014	2013
Components of net period benefit cost:
Service cost	$24,298	$19,407	$14,794	$967	$1,099	$726
Interest cost	2,974	2,404	992	558	520	334
Expected return on plan assets	(3,422)	(2,156)	(550)	—	—	—
Amortization of prior service cost	53	39	11	326	258	—
Amortization of actuarial loss (gain)	1,228	1,033	421	—	(4)	—
Net periodic benefit cost	$25,131	$20,727	$15,668	$1,851	$1,873	$1,060
The pre-tax amounts recognized in other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Pension Benefits			Post-Retirement Medical Plan
	2015	2014	2013	2015	2014	2013
Prior service costs (credits)	$—	$529	$—	$1,533	$3,911	$(860)
Net actuarial loss (gain)	(2,220)	8,151	8,235	312	1,201	(1,654)
Amortization of losses and prior service cost	(1,281)	(1,072)	(432)	(326)	(255)	—
Total changes in other comprehensive loss (income)	$(3,501)	$7,608	$7,803	$1,519	$4,857	$(2,514)

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The pre-tax amounts in accumulated other comprehensive loss as of December 31, 2015, and 2014 that have not yet been recognized as components of net periodic costs were as follows:

	Pension Benefits		Post-Retirement Medical Plan
	2015	2014	2015	2014
Prior service (costs) credits	$(529)	$(582)	$(3,999)	$(2,793)
Net actuarial (loss) gain	(19,841)	(23,762)	(391)	(78)
Total	$(20,370)	$(24,344)	$(4,390)	$(2,871)
The following pre-tax amounts included in accumulated other comprehensive loss as of December 31, 2015 are expected to be recognized as components of net period benefit cost during the year ended December 31, 2016:

	Pension Benefits	Post-Retirement Medical Plan
Amortization of prior service (costs) credits	$(53)	$(436)
Amortization of net actuarial (loss) gain	(775)	—
Total	$(828)	$(436)
Effective December 31, 2015, we changed the method we use to estimate the service and interest components of net periodic benefit cost for the Qualified Plan, the Supplemental Plan and the Post-Retirement Medical Plan. Historically, we estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation for each of these plans at the beginning of the period. Additionally, we historically combined the disclosures of assumptions for the Qualified Plan and the Supplemental Plan in one category we called “Pension Benefits”. We have elected to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows for each plan separately. We have made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of our total benefit obligations or our annual net periodic benefit cost as the change in the service and interest costs is completely offset in the actuarial (gain) loss reported. We have accounted for this change as a change in accounting estimate that is inseparable from a change in accounting principle and accordingly have accounted for it prospectively.
The weighted average assumptions used to determine the benefit obligations as of December 31, 2015, and 2014 were as follows:

	Qualified Plan		Supplemental Plan		Post-Retirement Medical Plan
	2015	2014	2015	2014	2015	2014
Discount rate - benefit obligations	4.17%	3.70%	4.22%	3.70%	3.76%	3.70%
Rate of compensation increase	4.81%	4.96%	5.50%	4.96%	—	—

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The weighted average assumptions used to determine the net periodic benefit costs for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Qualified Plan			Supplemental Plan			Post-Retirement Medical Plan
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rates:
Effective rate for service cost	4.25%	4.55%	3.45%	4.30%	4.55%	3.45%	4.32%	4.55%	3.45%
Effective rate for interest cost	3.31%	4.55%	3.45%	3.16%	4.55%	3.45%	3.09%	4.55%	3.45%
Effective rate for interest on service cost	3.51%	4.55%	3.45%	3.37%	4.55%	3.45%	4.04%	4.55%	3.45%
Expected long-term rate of return on plan assets	7.00%	6.70%	3.50%	—%	—%	—%	—	—	—
Rate of compensation increase	4.81%	4.64%	4.00%	5.50%	4.64%	4.00%	—	—	—
The assumed health care cost trend rates as of December 31, 2015 and 2014 were as follows:

	Post-Retirement Medical Plan
	2015	2014
Health care cost trend rate assumed for next year	6.1%	6.7%
Rate to which the cost trend rate was assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reached the ultimate trend rate	2038	2027
Assumed health care costs trend rates have a significant effect on the amounts reported for retiree health care plans. A one percentage-point change in assumed health care costs trend rates would have the following effects on the medical post-retirement benefits:

	1% Increase	1% Decrease
Effect on total service and interest cost components	$21	$(20)
Effect on accumulated post-retirement benefit obligation	413	(388)
The table below presents the fair values of the assets of the Company’s Qualified Plan as of December 31, 2015 and 2014 by level of fair value hierarchy. Assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on published net asset values of mutual funds. As noted above, the Company’s post-retirement medical plan is funded on a pay-as-you-go basis and has no assets.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Fair Value Measurements Using Quoted Prices in Active Markets (Level 1)
	December 31,
	2015	2014
Equities:
Domestic equities	$17,660	$12,682
Developed international equities	8,320	5,600
Emerging market equities	4,017	2,629
Global low volatility equities	4,930	3,478
Fixed-income	22,495	16,517
Cash and cash equivalents	80	50
Total	$57,502	$40,956
The Company’s investment strategy for its Qualified Plan is to achieve a reasonable return on assets that supports the plan’s interest credit rating, subject to a moderate level of portfolio risk that provides liquidity. Consistent with these financial objectives as of December 31, 2015, the plan’s target allocations for plan assets are 60% invested in equity securities and 40% fixed income investments. Equity securities include international stocks and a blend of U.S. growth and value stocks of various sizes of capitalization. Fixed income securities include bonds and notes issued by the U.S. government and its agencies, corporate bonds, and mortgage-backed securities. The aggregate asset allocation is reviewed on an annual basis.
The overall expected long-term rate of return on plan assets for the Qualified Plan is based on the Company’s view of long-term expectations and asset mix.

20. REVENUES
The following table provides information relating to the Company’s revenues from external customers for each product or group of similar products for the periods:

	Year Ended December 31,
	2015	2014	2013
Gasoline and distillates	$11,553,716	$17,050,096	$16,973,239
Chemicals	452,304	739,096	746,396
Asphalt and blackoils	536,496	706,494	690,305
Lubricants	266,371	410,466	468,315
Feedstocks and other	315,042	922,003	273,200
	$13,123,929	$19,828,155	$19,151,455

21. SEGMENT INFORMATION

The Company’s operations are organized into two reportable segments, Refining and Logistics. Operations that are not included in the Refining and Logistics segments are included in Corporate. Intersegment transactions are eliminated in the consolidated financial statements and are included in Eliminations.

Refining
The Company’s Refining Segment includes the operations of its four refineries which are located in Toledo, Ohio, Delaware City, Delaware, Paulsboro, New Jersey and New Orleans, Louisiana. The refineries produce unbranded

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

transportation fuels, heating oil, petrochemical feedstocks, lubricants and other petroleum products in the United States. The Company purchases crude oil, other feedstocks and blending components from various third-party suppliers. The Company sells products throughout the Northeast, Midwest and Gulf Coast of the United States, as well as in other regions of the United States and Canada, and is able to ship products to other international destinations.

Logistics
The Company formed PBFX, a publicly traded master limited partnership, to own or lease, operate, develop and acquire crude oil and refined petroleum products terminals, pipelines, storage facilities and similar logistics assets. PBFX’s assets consist of (i) a rail terminal which has a double loop track and ancillary pumping and unloading equipment located at the Delaware City refinery; (ii) a truck terminal that was comprised of six lease automatic custody transfer units accepting crude oil deliveries by truck located at the Toledo refinery; (iii) a heavy crude unloading rack located at the Delaware City refinery; (iv) a tank farm , including a propane storage and loading facility at the Toledo refinery; and (v) an interstate petroleum products pipeline and 15 lane truck loading rack both located at the Delaware City refinery. PBFX provides various rail and truck terminaling services and storage services to PBF Holding and/or its subsidiaries through long-term commercial agreements. PBFX currently does not generate third party revenue and as such intersegment related revenues are eliminated in consolidation. Prior to the PBFX Offering, PBFX’s assets were operated within the refining operations of the Company’s Delaware City and Toledo refineries. The PBFX assets did not generate third party or intra-entity revenue and were not considered to be a separate reportable segment.

The Company evaluates the performance of its segments based primarily on income from operations. Income from operations includes those revenues and expenses that are directly attributable to management of the respective segment. The Logistics segment’s revenues include intersegment transactions with the Company’s Refining segment at prices the Company believes are substantially equivalent to the prices that could have been negotiated with unaffiliated parties with respect to similar services. Activities of the Company’s business that are not included in the two operating segments are included in Corporate. Such activities consist primarily of corporate staff operations and other items that are not specific to the normal operations of the two operating segments. The Company does not allocate certain items of other income and expense, including income taxes, to the individual segments. The Refinery segment’s operating subsidiaries and PBFX are primarily pass-through entities with respect to income taxes.

Disclosures regarding our reportable segments with reconciliations to consolidated totals for year ended December 31, 2015 and December 31, 2014 are presented below. The Logistics segment’s results include financial information of the predecessor of PBFX for periods prior to May 13, 2014, and the financial information of PBFX for the period beginning May 14, 2014, the completion date of the PBFX Offering. In connection with the Delaware City Products Pipeline and Truck Rack Acquisition, the accompanying segment information has been retrospectively adjusted to include the historical results of the Delaware City Products Pipeline and Truck Rack for all periods presented through December 31, 2015.

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

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	Year Ended December 31, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$13,123,929	$142,102	$—	$(142,102)	$13,123,929
Depreciation and amortization expense	181,147	6,582	9,688	—	197,417
Income (loss) from operations	441,033	96,376	(176,342)	—	361,067
Interest expense, net	17,061	21,254	71,096	—	109,411
Capital expenditures (a)	969,895	2,046	9,139	—	981,080

	Year Ended December 31, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$19,828,155	$59,403	$—	$(59,403)	$19,828,155
Depreciation and amortization expense	162,326	4,473	13,583	—	180,382
Income (loss) from operations	283,646	20,514	(156,427)	—	147,733
Interest expense, net	23,618	2,672	74,062	—	100,352
Capital expenditures	577,896	47,805	5,631	—	631,332

	Year Ended December 31, 2013
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Revenues	$19,151,455	$8,513	$—	$(8,513)	$19,151,455
Depreciation and amortization expense	95,551	3,071	12,857	—	111,479
Income (loss) from operations	442,742	(14,415)	(99,928)	—	328,399
Interest expense, net	19,531	(13)	74,539	—	94,057
Capital expenditures	359,534	47,192	8,976	—	415,702

	Balance at December 31, 2015
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$5,082,098	$422,902	$20,116	$(23,949)	$5,501,167

	Balance at December 31, 2014
	Refining	Logistics	Corporate	Eliminations	Consolidated Total
Total assets	$4,105,401	$407,989	$24,160	$(11,630)	$4,525,920

(a) The Refining segment includes capital expenditures of $565,304 for the acquisition of the Chalmette refinery on November 1, 2015.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

22. FAIR VALUE MEASUREMENTS
The tables below present information about the Company’s financial assets and liabilities measured and recorded at fair value on a recurring basis and indicate the fair value hierarchy of the inputs utilized to determine the fair values as of December 31, 2015 and 2014.

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

	As of December 31, 2015
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$631,280	$—	$—	$631,280	N/A	$631,280
Marketable securities	234,258	—	—	234,258	N/A	234,258
Non-qualified pension plan assets	9,325	—	—	9,325	N/A	9,325
Commodity contracts	63,810	31,256	3,543	98,609	(52,482)	46,127
Derivatives included with inventory intermediation agreement obligations	—	35,511	—	35,511	—	35,511
Derivatives included with inventory supply arrangement obligations	—	—	—	—	—	—
Liabilities:
Commodity contracts	49,960	2,522	—	52,482	(52,482)	—
Catalyst lease obligations	—	31,802	—	31,802	—	31,802

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

	As of December 31, 2014
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Gross Fair Value	Effect of Counter-party Netting	Net Carrying Value on Balance Sheet
Assets:
Money market funds	$5,575	$—	$—	$5,575	N/A	$5,575
Marketable securities	234,930	—	—	234,930	N/A	234,930
Non-qualified pension plan assets	5,494	—	—	5,494	N/A	5,494
Commodity contracts	415,023	12,093	1,715	428,831	(397,676)	31,155
Derivatives included with inventory intermediation agreement obligations	—	94,834	—	94,834	—	94,834
Derivatives included with inventory supply arrangement obligations	—	4,251	—	4,251	—	4,251
Liabilities:
Commodity contracts	390,144	7,338	194	397,676	(397,676)	—
Catalyst lease obligations	—	36,559	—	36,559	—	36,559
The valuation methods used to measure financial instruments at fair value are as follows:

•	Money market funds categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices and included within cash and cash equivalents.

•	Marketable securities, consisting primarily of US Treasury securities, categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted market prices.

•
Non-qualified pension plan assets categorized in Level 1 of the hierarchy are measured at fair value using a market approach based on published net asset values of mutual funds and included within deferred charges and other assets, net.

•
The commodity contracts categorized in Level 1 of the fair value hierarchy are measured at fair value based on quoted prices in an active market. The commodity contracts categorized in Level 2 of the fair value hierarchy are measured at fair value using a market approach based upon future commodity prices for similar instruments quoted in active markets.

•
The commodity contracts categorized in Level 3 of the fair value hierarchy consist of commodity price swap contracts that relate to forecasted purchases of crude oil for which quoted forward market prices are not readily available due to market illiquidity. The forward price used to value these swaps was derived using broker quotes, prices from other third party sources and other available market based data.

•
The derivatives included with inventory supply arrangement obligations, derivatives included with inventory intermediation agreement obligations and the catalyst lease obligations are categorized in Level 2 of the fair value hierarchy and are measured at fair value using a market approach based upon commodity prices for similar instruments quoted in active markets.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The table below summarizes the changes in fair value measurements of commodity contracts categorized in Level 3 of the fair value hierarchy:

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$1,521	$(23,365)
Purchases	—	—
Settlements	(15,222)	(22,055)
Unrealized loss included in earnings	17,244	46,941
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$3,543	$1,521

There were no transfers between levels during the years ended December 31, 2015 and 2014, respectively.
Fair value of debt
The table below summarizes the fair value and carrying value as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Senior Secured Notes due 2020 (a)	$669,644	$706,246	$668,520	$675,580
Senior Secured Notes due 2023 (a)	500,000	492,452	—	—
PBFX Senior Notes (a)	350,000	321,722	—	—
PBFX Term Loan (b)	234,200	234,200	234,900	234,900
Rail Facility (b)	67,491	67,491	37,270	37,270
Catalyst leases (c)	31,802	31,802	36,559	36,559
PBFX Revolving Credit Facility (b)	24,500	24,500	275,100	275,100
Revolving Loan (b)	—	—	—	—
	1,877,637	1,878,413	1,252,349	1,259,409
Less - Current maturities	—	—	—	—
Less - Unamortized deferred financing costs	$41,282	n/a	$32,280	n/a
Long-term debt	$1,836,355	$1,878,413	$1,220,069	$1,259,409
——————————
(a) The estimated fair value, categorized as a Level 2 measurement, was calculated based on the present value of future expected payments utilizing implied current market interest rates based on quoted prices of the Senior Secured Notes and PBFX Senior Notes.
(b) The estimated fair value approximates carrying value, categorized as a Level 2 measurement, as these borrowings bear interest based upon short-term floating market interest rates.
(c) Catalyst leases are valued using a market approach based upon commodity prices for similar instruments quoted in active markets and are categorized as a Level 2 measurement. The Company has elected the fair value option

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

for accounting for its catalyst lease repurchase obligations as the Company’s liability is directly impacted by the change in fair value of the underlying catalyst.

23. DERIVATIVES
The Company uses derivative instruments to mitigate certain exposures to commodity price risk. The Company’s crude supply agreements contained purchase obligations for certain volumes of crude oil and other feedstocks. In addition, the Company entered into Inventory Intermediation Agreements that contain purchase obligations for certain volumes of intermediates and refined products. The purchase obligations related to crude oil, feedstocks, intermediates and refined products under these agreements are derivative instruments that have been designated as fair value hedges in order to hedge the commodity price volatility of certain refinery inventory. The fair value of these purchase obligation derivatives is based on market prices of the underlying crude oil and refined products. The level of activity for these derivatives is based on the level of operating inventories.

As of December 31, 2015, there were no barrels of crude oil and feedstocks (662,579 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. As of December 31, 2015, there were 3,776,011 barrels of intermediates and refined products (3,106,325 barrels at December 31, 2014) outstanding under these derivative instruments designated as fair value hedges and no barrels (no barrels at December 31, 2014) outstanding under these derivative instruments not designated as hedges. These volumes represent the notional value of the contract.

The Company also enters into economic hedges primarily consisting of commodity derivative contracts that are not designated as hedges and are used to manage price volatility in certain crude oil and feedstock inventories as well as crude oil, feedstock, and refined product sales or purchases. The objective in entering into economic hedges is consistent with the objectives discussed above for fair value hedges. As of December 31, 2015, there were 39,577,000 barrels of crude oil and 4,599,136 barrels of refined products (47,339,000 and 1,970,871, respectively, as of December 31, 2014), outstanding under short and long term commodity derivative contracts not designated as hedges representing the notional value of the contracts.

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following tables provide information about the fair values of these derivative instruments as of December 31, 2015 and December 31, 2014 and the line items in the consolidated balance sheet in which the fair values are reflected.

Description	Balance Sheet Location	Fair Value Asset/(Liability)
Derivatives designated as hedging instruments:
December 31, 2015:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$—
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$35,511
December 31, 2014:
Derivatives included with inventory supply arrangement obligations	Accrued expenses	$4,251
Derivatives included with the inventory intermediation agreement obligations	Accrued expenses	$94,834

Derivatives not designated as hedging instruments:
December 31, 2015:
Commodity contracts	Accounts receivable	$46,127
December 31, 2014:
Commodity contracts	Accounts receivable	$31,155

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

The following tables provide information about the gains or losses recognized in income on these derivative instruments and the line items in the consolidated financial statements in which such gains and losses are reflected.

Description	Location of Gain or (Loss) Recognized in Income on Derivatives	Gain or (Loss) Recognized in Income on Derivatives
Derivatives designated as hedging instruments:
For the year ended December 31, 2015:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(4,251)
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$(59,323)
For the year ended December 31, 2014:
Derivatives included with inventory supply arrangement obligations	Cost of sales	$4,428
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$88,818
For the year ended December 31, 2013
Derivatives included with inventory supply arrangement obligations	Cost of sales	$(5,773)
Derivatives included with the inventory intermediation agreement obligations	Cost of sales	$6,016

Derivatives not designated as hedging instruments:
For the year ended December 31, 2015:
Commodity contracts	Cost of sales	$32,416
For the year ended December 31, 2014:
Commodity contracts	Cost of sales	$146,016
For the year ended December 31, 2013
Commodity contracts	Cost of sales	$(88,962)

Hedged items designated in fair value hedges:
For the year ended December 31, 2015:
Crude oil and feedstock inventory	Cost of sales	$4,251
Intermediate and refined product inventory	Cost of sales	$59,323
For the year ended December 31, 2014:
Crude oil and feedstock inventory	Cost of sales	$(4,428)
Intermediate and refined product inventory	Cost of sales	$(88,818)
For the year ended December 31, 2013
Crude oil and feedstock inventory	Cost of sales	$(1,491)
Intermediate and refined product inventory	Cost of sales	$(6,016)

The Company had no ineffectiveness related to the fair value hedges as of December 31, 2015 and December 31, 2014. Ineffectiveness related to the Company’s fair value hedges resulted in a loss of $7,264 for the year ended December 31, 2013, recorded in cost of sales. Gains and losses due to ineffectiveness, resulting from the difference

PBF ENERGY COMPANY LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE, UNIT, PER SHARE, PER UNIT AND BARREL DATA)

in the forward and spot rates of the underlying crude inventory related to the derivatives included with inventory supply arrangement obligations, were excluded from the assessment of hedge effectiveness.

24. SUBSEQUENT EVENTS
Dividend Declared
On February 11, 2016, PBF Energy announced a dividend of $0.30 per share on outstanding PBF Energy Class A common stock. The dividend was paid on March 8, 2016 to PBF Energy Class A common stockholders of record at the close of business on February 22, 2016. PBF LLC made an aggregate non-tax quarterly distribution of $30,829, or $0.30 per unit, pro rata, to its members, of which $29,342 was distributed to PBF Energy and the balance was distributed to its other members.
PBFX Distributions
On February 11, 2016, PBFX announced a distribution of $0.41 per unit on outstanding common and subordinated units of PBFX. The distribution of $14,746 was paid on March 8, 2016 to PBFX unit holders of record at the close of business on February 22, 2016.
PBFX Plains Asset Purchase
On February 2, 2016, PBFX announced that one of its wholly-owned subsidiaries has entered into an agreement to purchase the assets of four refined product terminals located in the greater Philadelphia region from an affiliate of Plains All American Pipeline, L.P. for a total cash consideration of $100,000. The acquisition is expected to close in the second quarter of 2016, subject to customary closing conditions.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PBF ENERGY COMPANY LLC (Registrant)
By:	/s/ Thomas J. Nimbley
(Thomas J. Nimbley)
Chief Executive Officer (Principal Executive Officer)
Date: March 24, 2016

POWER OF ATTORNEY
Each of the officers and directors of PBF Energy Company LLC, whose signature appears below, in so signing, also makes, constitutes and appoints each of Erik Young, Matthew Lucey and Trecia Canty, and each of them, his true and lawful attorneys-in-fact, with full power and substitution, for him in any and all capacities, to execute and cause to be filed with the SEC any and all amendments to this Annual Report on Form 10-K, with exhibits thereto and other documents connected therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas J. Nimbley	Chief Executive Officer	March 24, 2016
(Thomas J. Nimbley)	(Principal Executive Officer)

/s/ Erik Young	Senior Vice President, Chief Financial Officer	March 24, 2016
(Erik Young)	(Principal Financial Officer)

/s/ John Barone	Chief Accounting Officer	March 24, 2016
(John Barone)	(Principal Accounting Officer)

Managing Member:
PBF Energy Inc.
/s/ Trecia Canty	Senior Vice President, General Counsel	March 24, 2016
(Trecia Canty)